Form 10QSB
period 2007-06-30
Pacific Software, Inc.
filed 2007-08-21
CIK 1400732

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 333-143672

PACIFIC SOFTWARE, INC.
(Exact name of small business issuer as specified in its charter)

Nevada         41-2190974
                                                (State or other jurisdiction of incorporation or organization)    (IRS Employer Identification No.)

6517 GERKE PLACE, NANAIMO, BC V9V 1V8
(Address of principal executive offices)

250-246-6258
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
Yes ⁪ No xx

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.             Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

3,840,000 shares of $.001 par value common stock issued and outstanding as of August 17, 2007

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PACIFIC SOFTWARE, INC.

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets                                                                                                                                                      3
Statements of Operations                                                                                                                                    4
Statements of Cash Flows                                                                                                                                   5
Notes to the Financial Statements                                                                                                                     6

Item 2.  Management’s Discussion and Analysis of Financial                                                                     8
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                      10

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                        11

Item 6.  Exhibits and Reports on Form 8-K                                                                                                      11

Signatures                                                                                                                                                            12

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.
PACIFIC SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current
Cash	$ 3,711	$ 8,226

Technology rights - Note 2	14,152	-

	$ 17,863	$ 8,226

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 6,141	$ 6,700
Due to related party - Notes 2 and 4	34,901	-

	41,042	6,700

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock - Note 3
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
3,840,000 common shares (September 30, 2006 - 3,840,000)	3,840	3,840
Additional paid-in capital	5,760	5,760

Deficit accumulated during the development stage	(32,779)	(8,074)

	(23,179)	1,526

	$ 17,863	$ 8,226

Nature and Continuance of Operations - Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months	Three months	October 12, 2005	Three months	October 12, 2005
	Ended	Ended	(inception)	Ended	(inception)
	June 30,	June 30,	to June 30,	to June 30,	to June 30,,
	2007	2007	2006	2006	2007

Expenses
Accounting and audit fees	$ 17,892	$ 16,444	$ -	$ -	$ 24,592
Office and general	3,213	1,847	-	-	3,787
Management fees	3,600	1,200	-	-	4,400

Net loss	$ (24,705)	$ (19,491)	$ -	$ -	$ (32,779)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding - basic and diluted	3,840,000	3,840,000	-	-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	October 12, 2005	October 12, 2005
	Ended	(inception)	(inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007

Operating Activities
Net loss	$ (24,705)	$ -	$ (32,779)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	1,277	-	1,277
Management fees accrued	3,600	-	3,600
Foreign exchange	772	-	772

Change in non-cash working capital items
Accounts payable and accrued liabilities	(559)	-	6,141

	(19,615)	-	(20,989)

Financing Activities
Proceeds from issuance of common stock	-	-	9,600
Increase in due to related party	15,100	-	15,100

	15,100	-	24,700

Increase (decrease) in cash	(4,515)	-	3,711

Cash, beginning	8,226	-	-

Cash, ending	$ 3,711	$ -	$ 3,711
Other non-cash transaction:
During the period ended June 30, 2007, the Company acquired technology rights valued at $14,152 by issuance of a promissory note. Refer to Notes 3 and 5.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007
Unaudited

Note 1 Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30. The Company is in the development stage. The Company has acquired a software package named LargeFilesASAP software and the LargeFilesASAP.com domain. The LargeFilesASAP software allows the client sending large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2006 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

Note 2  Technology rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for CAD$15,900 ($14,152). The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. As at June 30, 2007, the Company owed $14,924 plus accrued interest of $798 to the President of the Company at foreign exchange rates prevailing at June 30, 2007.

The LargeFilesASAP software allows the transfer of large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.

The Company intends to raise funds in order to continue to develop and market the software.

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007
Unaudited

Note 3 Capital Stock

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from October 12, 2005 (inception) to June 30, 2007, the Company issued 3,840,000 shares of common stock for total proceeds of $9,600.

To June 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4	Related Party Transactions

a)
As at June 30, 2007, the Company owes $14,924 (CAD$15,900) (September 30, 2006 - $Nil), to the President of the Company pursuant to the Agreement (Note 2). In addition, the President of the Company made cash advances of $15,100 (September 30, 2006 - $Nil). These amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At June 30, 2007, interest of $1,277 has been accrued on these amounts.

b)
By agreement dated September 30, 2006 the President of the Company provides management services to the Company at $400 per month. During the nine months ended June 30, 2007, management services of $3,600 (June 30, 2006 - $nil) were charged to operations. At June 30, 2007 $3,600 (September 30, 2006 - $nil) is owing to the President.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

General

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30. The Company is in the development stage. The Company has acquired a software package named LargeFilesASAP software and the LargeFilesASAP.com domain. To date, we have not sold any of our products. Our accountants have raised substantial doubts about our ability to continue as a going concern. Further, we rely on our sole employee, officer and director, Mr. Jellema to conduct our business.

The LargeFilesASAP software allows the client sending large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.

 Technology rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900). The LargeFilesASAP software allows the transfer of large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.

The Company intends to raise funds in order to continue to develop and market the softwareThe technology is comprised of the following components:

1. All right, title, and interest in and to the LargeFilesASAP domain;
2. All present pages and graphics relating to the LargeFilesASAP product;
3. Software code and cold fusion code comprising the SEO Injector tool;
4. All contents of the administrative database for the LargeFilesASAP domain;
5. The present potential customer list including contact names, numbers and addresses;
6. All intellectual property rights, including the rights to existing trademarks or trademarks in process or the rights to file trademark applications in all jurisdictions, to the LargeFilesASAP name.

At present, none of our trademarks are registered.

The potential customer database was compiled by us from a variety of industry sources for internal marketing use only. We do not intend to sell its database

Our business

LargeFilesASAP is a “web service” designed to meet the growing needs of broadband connected home and business users. With the increasing bandwidth available to users, the size of sent files is rapidly growing..

For server space and bandwidth reasons, many e-mail providers limit file attachments on a message to no more that 5 or 10 megabytes in size because all mail must be sent via mail program to the Internet Service Provider (ISP) mail server, virus and spam-checked then sent (via the email protocol to another mail server) and the process repeated. Due to design issues, a file essentially doubles in size when changed to an email attachment so a 40Mb files becomes 80Mb. This file must then be virus scanned which chews up resources, as every line of code has to be checked.

With SPAM volumes soaring, mail server resources are getting overloaded and most system administrators ration the resources available to the users. This results in a standard “NO large files” policy. This often makes it difficult to send things like high-resolution photographs or digital video files as e-mail attachments.

For clients who work with large files (video, sound, Graphics), there is no faster way to sending a large file than via the Internet. Advertising agencies routinely send media files in excess of 1GB. The corporate mail systems in place were not designed to handle files this large, nor the recipients ISP mail systems. Some agencies have turned to custom developed software and infrastructure to handle their file movement needs (which can amount to 500GB/month). Medical imaging files are equally large, so are some legal files. Corporate legal documents can be 50MB each and most ISP’s limit e-mail attachments with files over 5MB in size. In addition, sending these files over the e-mail exposes the sender to the risk of clear text files moving on the public Internet, where a file moves through possibly hundreds of routers, server and public networks on their way to their destinations.

Marketing strategy

Our sales and marketing efforts are focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of large file transfer solutions. We intend to establish our initial users via existing relationships that we have and will develop with page designers, web hosting companies, and other companies that have a need of large file transfers.

We will submit a link to our free basic service to web sites offering free downloads. To improve our chances of attracting repeat subscribers we are planning on adding new features and coming out with updates to our current software. We intend to notify all past and existing subscribers of any new products or updates.

We work with a hosting services group, where our web site www.LargeFilesASAP.com is managed and hosted. We have notified this group about our products and advertise our services to their existing clients.

We believe that initially we will be able to operate at near capacity in the near future from subscribers that will be referred by our existing business contacts. Other than maintaining our web site exposure to the Internet, we do not anticipate the need to do marketing or advertising in order to cultivate subscribers.

We believe that our clients will find the values and benefits of our services to be superior to their other options. We plan to provide our customers with:

• Personal attention and increased subscription plan flexibility. We anticipate that many of our subscribers will have been referred to us through business relationships. We value these relationships and understand how critical it is to keep not only the subscriber but the referral source satisfied. We intend to have a personal rapport with larger subscribers and therein an ability to be more sensitive to their individual needs.

•
Reduced cost. We intend to price our services in an extremely attractive manner compared to competitors, with a simple pricing structure. We have a narrow focus of service, large file transfer. We are structuring our services so that subscribers are not expected to absorb the many inefficiencies of multiple tasks that some of our competitors may experience.

•	Secure and reliable service. We offer our subscribers a highly secure and reliable large file transfer software package.

Employees

At the present time Marinus Jellema is our only employee as well as our sole officer and director and a major shareholder. Mr. Jellema will devote such time as required to actively market and further develop our services and software products. At present, we expect Mr. Jellema will devote at least 30 hours per week to our business. We expect to contract the services of a web hosting company and use their central server for our web site needs. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

Description of Property.

We currently maintain a 500 square foot office space provided by Marinus Jellema, our officer and director, at no cost to us. We do not have any written agreement regarding our office space. Our address is 6517 Gerke Place, Nanaimo, BC, V9V 1V8, Canada. Our telephone number is 250-246-6258. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

Results of Operations for the Nine Month Period Ended June 30, 2007 and the Period from October 12, 2005 (inception) to June 30, 2006.

We did not generate any revenue for the nine months ended June, 2007. Our expenses were $24,705 for the nine months ended June 30, 2007 compared to $0 for the period from October 12, 2005 (inception) to June 30, 2006. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement. As a result, we have reported a net loss of $24,705 for the period ended June 30, 2007 compared to $0 for the period from October 12, 2005 (inception) to June 30, 2006.

Liquidity and Capital Resources

At June 30, 2007 we had total assets of $22,705. Current assets consisted of $3,711 in cash. Total current liabilities at June 30, 2007 consisted of $6,141 in accounts payable and accrued liabilities and $34,901 due to a related party. We do not anticipate any capital expenditures in the next twelve months.

On July 7, 2007, our SB-2 registration statement went effective with the Securities and Exchange Commission. This is PSI’s initial public offering. We are offering a minimum of 150,000 shares and a maximum of 300,000 shares of common stock. The public offering price is $0.50 per share. We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.

During the period ended June 30, 2007, our President made a cash advance of $15,100 to the Company. At June 30, 2007, the Company owed a total of $34,901 to our President for cash advances and a promissory note pursuant to the Technology Purchase Agreement. Both amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At June 30, 2007 interest of $1,277 has been accrued on these debts. We intend to use proceeds from our offering to pay off our debt to Mr. Marinus Jellema, our President.

By agreement dated September 30, 2006 the President of the Company provides management services to the Company at $400 per month. During the nine months ended June 30, 2007, management services of $3,600 (June 30, 2006 - $nil) were charged to operations.

If we raise the minimum, we intend to expend up to $2,000 to maintain our website, up to $1,000 on marketing, spend up to $10,000 on software development and use the balance of the proceeds for working capital. The working capital reserve may be used for general corporate purposes to operate, manage and maintain the current and proposed operations including additional product development, professional fees including legal and consulting fees, expenses including office supplies and travel costs and other administrative costs. The amounts actually expended for working capital purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and the other factors described under Risk Factors.

Costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations.

If less than the maximum offering is received, we will apply the proceeds according to the priorities outlined above. We anticipate that we will apply the first additional $1,000 toward website maintenance, then the next $3,000 additional toward marketing, and the balance, if any would be applied to working capital. If we receive less than $4,000 over the minimum offering, our first priority will be to apply funds to website maintenance and then to additional marketing. The proceeds will be used as outlined and we do not intend to change the use of proceeds or pursue any other business other than as described in this prospectus.

Pending expenditures of the proceeds of this offering, we may make temporary investments in short-term, investment grade, interest-bearing securities, money market accounts, insured certificates of deposit and/or in insured banking accounts.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 5, 2007, our SB-2 registration statement went effective with the Securities and Exchange Commission. This is PSI’s initial public offering. We are offering a minimum of 150,000 shares and a maximum of 300,000 shares of common stock. The public offering price is $0.50 per share. We anticipate using the funds from our current public offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.

The net proceeds to be realized by us from this offering, after deducting estimated offering related expenses of approximately $30,000 is $45,000 if the minimum number of shares is sold and $120,000 if the maximum number of shares is sold.

The following table sets forth our estimate of the use of proceeds from the sale of the minimum and the maximum amount of shares offered. Since the dollar amounts shown in the table are estimates only, actual use of proceeds may vary from the estimates shown.

Description          Assuming Sale of     Assuming Sale of
                                                                                            Minimum Offering     Maximum Offering

Total Proceeds            $75,000        $150,000
Less Estimated Offering Expenses                                         $30,000        $ 30,000

Net Proceeds Available                                                           $45,000        $120,000

Use of Net Proceeds
Repayment of amounts due
to related party                                 $34,901        $34,901
(Pay to Marinus Jellema)
Settle accounts payable                                                           $ 6,141        $ 6,141
Website Maintenance                                                              $ 2,000        $ 3,000
Marketing                                                                   $ 1,000                    $ 4,000
Software development                                              $-                                                      $ 10,000
Working capital                                                         $ 958                                                $ 61,958

TOTAL NET PROCEEDS                                                        $45,000                                            $120,000

The working capital reserve may be used for general corporate purposes to operate, manage and maintain the current and proposed operations including additional product development, professional fees including legal and consulting fees, expenses including office supplies and travel costs and other administrative costs. The amounts actually expended for working capital purposes may vary significantly and will depend on a number of factors, including the amount of our future revenues and the other factors described under Risk Factors.

Costs associated with being a public company, including compliance and audits of our financial statements will be paid from working capital and revenues generated from our operations.

Pending expenditures of the proceeds of this offering, we may make temporary investments in short-term, investment grade, interest-bearing securities, money market accounts, insured certificates of deposit and/or in insured banking accounts.

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Pacific Software, Inc. during the quarter ended June 30, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.            SEC Ref. No.              Title of Document  Location

1                              31.1                             Certification of the Principal Executive
Officer/ Principal Financial Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002

2                               32.1                            Certification of the Principal Executive Officer/
Principal Financial Officer pursuant to U.S.C.
Section 1350 as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

Date: August 20, 2007                                                                          /s/ Marinus Jellema
Chief Executive Officer and
Chief Financial Officer