Form 10KSB
Pacific Software, Inc.
filed 2008-01-08
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ Annual report under Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2007.

☐ Transition report under Section 13 or 15(d) of the securities exchange act of 1934

PACIFIC SOFTWARE, INC.

(Exact name of small business issuer in its charter)

NEVADA (State or other Jurisdiction of Incorporation or Organization)	4899 (Primary Standard Industrial Classification Code Number)	41-2190974 (I.R.S. Employer Identification No.)

6517 Gerke Place
Nanaimo BC, Canada V9V 1V8
(Address of principal executive offices)

Issuer’s telephone number: (250) 701-1873

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __ Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB __Yes X No

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act)     __ Yes X No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of January 7, 2008, there were 849,000 issued and outstanding shares of our common stock, par value $0.001 per share, held by non-affiliates.  The aggregate value of the securities held by non-affiliates on January 7, 2008 was $0.00 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 7, 2008, the issuer had 4,049,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ___; No _X_

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS                                                   PAGE

PART I
Item 1.               Description of Business.                                                                                                                                     3
Item 2.  Description of Property.                                                                                                                                     12
Item 3.  Legal Proceedings.                                                                                                                                              12
Item 4.  Submission of Matters to a Vote of Securities Holders.                                                                               12

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters
And Small Business Issuer Purchases of Equity Securities.                                                                   12
Item 6.  Management’s Discussion and Analysis or Plan of Operation                                                                   13
Item 7.  Financial Statements.                                                                                                                                          16
Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.                                                                                                        27
Item 8A.  Controls and Procedures.                                                                                                                                27
Item 8B  Other Information.                                                                                                                                              27

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and
Corporate Governance; Compliance with Section 16(a) of the Exchange Act.                                     27
Item 10.  Executive Compensation.                                                                                                                                 30
Item 11.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.                                                                                       31
Item 12.  Certain Relationships and Related Transactions, and Director                                                                  31
Item 13.  Exhibits.                                                                                                                                                               32
Item 14.  Principal Accountant Fees and Services.                                                                                                       32

Signatures                                                                                                                                                                                        33

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Recent Developments

We completed a form SB-2 Registration Statement under the Securities Act of 1933 registering 300,000 shares (minimum of 150,000) of our common stock in connection with an offering of the 300,000 shares at a price of $0.50 per share. As of January 7, 2008, we completed the offering and raised a total of $104,500 on the issuance of the 209,000 shares.

General

We were formed as a Nevada corporation on October 12, 2005 as Pacific Mining, Inc. On November 28, 2006 we changed our name to Pacific Software, Inc. We are in the business of developing and marketing a large file transfer software package named LargeFilesASAP. To date, we have not sold any of our products. Further, we rely on our sole employee, officer and director, Mr. Jellema to conduct our business.

The LargeFilesASAP software allows its users to send large electronic files over the Internet by transmitting data to our server which transmits the data to a recipient’s e-mail address.

Technology rights

On April 1, 2005, Marinus Jellima acquired all of the rights in and to the LargeFilesASAP software package, and all rights, title and interest in and to the LargeFilesASAP domain at www.LargeFilesASAP.com, pursuant to a Technology Purchase Agreement (the “Agreement”). On October 30, 2006, the Agreement was assigned to us by Mr. Jellima for $14,152 (C$15,900) which was the cost to Mr. Jellima. The C$15,900 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. As of September 30, 2007, the Company owed $14,152 plus accrued interest of $1,167 to Mr. Jellema

The technology is comprised of the following components:

1. All right, title, and interest in and to the LargeFilesASAP domain;
2. All present pages and graphics relating to the LargeFilesASAP product;
3. Software code and cold fusion code comprising the SEO Injector tool;
4. All contents of the administrative database for the LargeFilesASAP domain;
5. The present potential customer list including contact names, numbers and addresses;
6. All intellectual property rights, including tghe rights to existing trademarks or trademarks in process or the rights to file tradmark applications in all jurisdictions, to the LargeFilesASAP name.

The potential customer database was compiled by us from a variety of industry sources for internal marketing use only.

Our Business

LargeFilesASAP is a “web service” designed to meet the growing needs of broadband connected home and business users. With the increasing bandwidth available to users, the size of electronic files is rapidly growing.

For server space and bandwidth reasons, many internet service providers (“ISP”) limit the size of an attached file on an email message to no more that 5 or 10 megabytes. The ISPs limit the attached file size because all email sent through the ISP’s mail server must be checked for computer viruses and unsolicited electronic messaging (“Spam”) and then sent, via email protocol to another email server. The process is repeated as the email message is transmitted throughout the internet until the message arrives at the recipient’s computer. Due to design issues, a file essentially doubles in size when sent as an email attachment. The enlarged file must then be checked for viruses and Spam which taxes the ISP’s server resources, as every line of code of the attached file must be checked.

Also, with Spam volumes soaring, email server resources are getting overloaded and most ISPs ration the resources available to the users. This results in a standard “No large files” policy. This policy makes it difficult to send large files such as high-resolution photographs or digital video files as e-mail attachments.

For consumers and businesses that work with large files (video, sound, Graphics), there is no faster way to sending a large file than via the Internet. For example, advertising agencies, medical imaging companies and legal document creators routinely send media files in excess of 1GB. The corporate email systems in place in most cases were not designed to handle large files. Some users have turned to custom developed software and infrastructure to handle their file movement needs (which can amount to 500GB/month).. In addition, sending these large files by email exposes the sender of confidential information to the risk of moving on the public Internet, where the files move through possibly hundreds of routers, server and public networks and may be accessed by unauthorized viewers on their way to their destinations.

Our LargeFilesASAP service will allow for the transfer of large files securely over the Internet. To achieve that, LargeFilesASAP bypasses the ordinary email process. It is intended to work as follows:

1. A client will access our LargeFilesASAP.com website, select the file they wish to send, input an email address to the recipient and press send.

2. The file is uploaded to our servers using HTTP (Hypertext Transfer Protocol) rather than SMTP (Simple Mail Transfer Protocol), which allows transfers of large files up to ten times faster than SMPT.

3. Once the file is received by our servers, an email is sent to the intended recipient containing a link, which the recipient can click to download the file. This is also done via the faster, HTTP service.

Our plan is to offer our basic service at no cost to the clients, However, we intend to charge our customers for our upgraded service offerings which include Compression, Encryption, Multiple Recipients, Tracking, and Increased Storage capacity. Compression makes files smaller therefore faster to transmit. Encryption allows the client to encrypt the file with 256Bit AES Encryption (Military Grade) as an executable file (self extracting). This means the recipient would need a password to de-crypt the file. The Multiple Recipients Upgrade will make it possible for clients to send the file to up to 100 recipients. This is useful for Corporate or Organizational users who need to broadcast the same file multiple recipients but only upload one file. Our Tracking feature will show what file was sent and which recipient has opened the message. We believe the Tracking feature is especially beneficial for use by businesses when tracking file pickups.

We expect our revenues will be derived from user upgrades which range from single use to annual subscriptions. As a result, our revenues will be difficult to predict from period to period. We intend to target small and medium sized business as well as consumers and need to cultivate a significant base of subscribers in order to generate a ratable flow of services and revenue. We anticipate that most of our subscribers will first try the free version before deciding to upgrade to the paid service. We do not believe that any single subscriber will be our major revenue stream.

Our reputation and positive feedback will be dependent on our ability to meet subscribers’ expectations and delivering quality service and customer support. It is critical that our quality of service will meet client expectations in order for us to then retain existing users and to obtain new subscribers. We intend to demonstrate to subscribers that we have a quality product and are flexible to their needs because of our variety of subscription options.

We have researched the existing market for our services and have made a reasonable estimate with respect to the pricing structure required to attract business. However, there can be no assurance that we can operate our business profitably.

When our capital resources permit, we intend to hire information technology (IT) personnel in order to maintain and upgrade our software package, or to contract with such individuals on a consulting basis for software services. However, any unforeseen problems with the software, equipment, or IT could severely decrease our ability to serve and maintain clients.

Generating Revenue

Our projected pricing and packages available are as follows:

Feature	Free	Level 1	Level 2
Monthly price	Free	From $10	From $25
Terms	Flexible	Flexible	Flexible
Users	1	Unlimited	Unlimited
Storage	Unlimited	Unlimited	Unlimited
Bandwidth	500MB	2GB	5GB
File expiration	7 days	30 to 180 days	45 to 240 days

Our clients will be able to maximize their CPA (Cost Per Action) on the LargeFilesASAP file transfer tool by contacting us for larger plans and dedicated servers. Also, our clients will be offered the option to subscribe for a defined time frame of subscription.

We intend to establish our initial clientele via relationships with web page designers, web hosting companies, and other professionals. We also intend to offer privately branded sites for corporate use. We believe, we can derive additional revenue by creating private corporate versions of our software with a set amount of bandwidth and no file size restrictions or recipient restrictions.

We also intend to offer an incentive program, the “Large Files ASAP Affiliate Program.” If a webmaster refers a client to our services and that client then purchases our services, we will pay the referring webmast 50% of all revenue from that specific sale. This is a one-time payment for that one initial purchase and any renewals would not be included in this incentive program.

Marketing Strategy

Our sales and marketing efforts will be focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of large file transfer solutions. We intend to establish our initial users via existing relationships that we have and will develop with page designers, web hosting companies, and other companies that have a need of large file transfers.

We will submit a link to our free basic service to web sites offering free downloads. To improve our chances of attracting repeat subscribers we are planning on adding new features and updating our current software. We intend to notify all then existing subscribers of any new products or updates.

We work with a hosting services group, where our web site www.LargeFilesASAP.com is managed and hosted.

We believe that our clients will find the values and benefits of our services to be superior to their other options. We plan to provide our customers with personal attention and increased subscription plan flexibility.

Competition

While the market for large file transfer is relatively new, it is already highly competitive. There have been an increasing number of businesses that have commenced services similar to ours. We expect that this will continue to be the trend in this service niche. In some cases we will be competing with the in-house technical staff of our prospective subscribers or our referral sources. Some of our competitors include Heavymail (www.heavymail.com), Memba.com, FilesDirect www.filesdirect.com), as well as others.

Most of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from designing software with similar features as LargeFilesASAP software package. We expect that we will continue to face additional competition from new entrants into the market in the future.

Our business is in an evolving industry and we may not be able to keep up with technology. If we do not keep pace with changing technologies and user preferences, our current services may become obsolete or unmarketable. For example, many competitors provide file transfers via Instant Messengers as well as web sites or Blogs. We do not currently provide any other ways of transferring large files. Many companies seek to engage file transfer services that include managed solutions and other tools we do not currently offer. Also, if we are unable to keep up with changes in technology, it is likely our services and products would become obsolete which would severely limit our ability to attract and service our clients.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations. Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us. This could have a material adverse effect on our operations.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

Employees

At the present time our Pesident, Marinus Jellema, is our only employee as well as our sole officer and director and a major shareholder. Mr. Jellema will devote such time as required to actively market and further develop our services and software products. At present, we expect Mr. Jellema will devote at least 30 hours per week to our business. We expect to contract the services of a web hosting company and use their central server for our web site needs. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

RISK FACTORS

Risks Related To Our Business

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this 10KSB, before deciding to buy our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed and, as a result, the price and value of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry.

Because we are a new business and we have not proven our ability to generate profit, an investment in our company is risky.

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $44,279 from October 12, 2005 through September 30, 2007.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. We have negative cash flow from operations of approximately $28,876 from our inception in October 2005 through September 30, 2007. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

If our operating costs exceed our estimates, it may impact our ability to continue operations.

We believe we have accurately estimated our needs for the next twelve months based on receiving both the minimum and maximum amounts of this offering. It is possible that we may need to purchase additional equipment or that our operating costs will be higher than estimated. If this happens, it may impact our ability to generate revenue and we would need to seek additional funding. We intend to establish our initial clientele via existing relationships with web site developers and companies providing web hosting services. Should these relationships not generate the anticipated volume of clientele, any unanticipated marketing would diminish our working capital.

We cannot predict our revenues and we expect that our contracts can be terminated with little or no notice.

Our target market is average consumers as well as small to medium sized businesses that need to transfer large electronic files over the Internet. Our revenues will be derived primarily from use levels that will vary from single use to unlimited use over a given period. Our rates will vary depending on the services to be provided. As a result, our revenues will be difficult to predict from period to period. In addition, we expect that our service agreements will be terminable upon little or no notice which will also make it difficult to predict our revenue.

The pricing structure of our services may preclude our ability to be profitable.

We have reviewed select competitors’ pricing policies and have made what we believe is a reasonable estimate of what our pricing structure will be. If our pricing is non-competitive, we may deter potential clientele. Our management is less experienced in estimating and setting the pricing of our services than many of our competitors. Thus, we may find that while keeping our pricing competitive, our costs may be higher than our competitors, and we therefore may not be able to operate profitably.

We may not be able to compete in the market because we lack experience and have limited funds.

The majority of our competitors have greater financial and other resources than we do. Our competitors may also have a history of successful operations and an established reputation within the industry. Some of our competitors may be prepared to accept less favorable payment terms than us when negotiating or renewing contracts. In addition, the market is characterized by an increasing number of entrants that have introduced or developed services similar to those we intend to offer. We believe that competition will intensify and increase in the future. As a result, our competitors may be better positioned to address these developments or may react more favorably to these changes. Our inability to be competitive in obtaining and maintaining clients would have a negative effect on our revenues and results of operations.

If we lose the services of Mr. Marinus Jellema, it is unlikely that our business could continue.

We require the services of our executive officer to run our business. Our business relies exclusively on Mr. Jellema's services because he is currently our sole employee, officer and director. We have no employment agreement with our executive officer. If we lost the services of our executive officer, it is questionable we would be able to find a replacement and it is likely our business would fail.

Our existing principal stockholder exercises control of our Company.

Marinus Jellema, our President and sole director will directly control a majority of our issued and outstanding common stock Accordingly, Mr. Jellema will be able to control the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

Management has limited experience in running this type of service operation and our business may suffer from unforeseen problems.

Although our Management is knowledgeable in many aspects of the business and internet related industry, it has had no specific past experience in running a software business. There may be significant unforeseen obstacles to intended growth strategies that have not been accurately anticipated that could significantly impact our operations and cause us to cease operating.

Internet system failures or viruses could seriously impact our operations and cause customers to seek other solutions.

The need to process and securely transmit all confidential information as well as deliver the software will be critical to our clients. Any computer virus that is spread over the Internet could disable or damage our system or delay our ability to allow our clients to download the purchased product. Additionally, any breach of confidentiality caused by internet failure or hackers could cause credibility problems with our clients. Our success will be dependent upon our ability to deliver quality, uninterrupted software downloads via the Internet to the clients. Any system failure that causes interruption in our operations could impact our ability to maintain customers. Failures in the telecommunications network on which we rely would result in customers’ receiving no or diminished service.

Our business is in a rapidly changing industry and if we do not keep pace with new technology, we may not be able to compete and keep our customers.

If we do not keep pace with changing technologies and client preferences, our intended services may become obsolete or unmarketable. For example, many competitors provide file transfers via Instant Messenger Service as well as web sites or Blogs. We do not currently provide any other ways of transferring large files. Many companies seek to engage file transfer services that include managed solutions and other tools we do not currently offer. Also, if we are unable to keep up with changes in technology, it is likely our services and products would become obsolete which would severely limit our ability to attract and service our clients.

We have no client subscriptions and need to develop a client base in order to generate revenue,

Our target market is consumers and small to medium sized businesses that desire to transfer large files by bypassing e-mail. We do not currently have any paid subscriptions for our services, and there can be no assurance we will be able to develop a significant client base for our products. Our inability to attract and retain clients will seriously jeopardize our business and may cause us to cease operations. As of December 4, 2007 we have provided file transfer services to a number of potential clients at no cost for testing and marketing purposes. Should these relationships not generate the anticipated volume of subscribers, we may not be able to generate a profit.

If the market does not accept our other new products or upgrades to existing products that we launch from time to time, our operating results and financial condition would be materially adversely affected.

From time to time, we plan on launching new products and upgrades to existing products. Our future success with our next generation product offerings will depend on our ability to accurately determine the functionality and features required by our customers, as well as the ability to enhance our products and deliver them in a timely manner. We cannot predict the present and future size of the potential market for our next generation of products, and we may incur substantial costs to enhance and modify our products and services in order to meet the demands of this potential market.

If we experience delays in product development or the introduction of new products or new versions of existing products, our business and sales will be negatively affected.

There can be no assurance that we will not experience delays in connection with our current product development or future development activities. If we are unable to develop and introduce new products, or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, it will materially and adversely affect our operating results and financial condition. Because we have limited resources, we must effectively manage and properly allocate and prioritize our product development efforts. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products will achieve customer acceptance.

Lower than expected demand for our products and services will impair our business and would materially adversely affect our results of operations and financial condition.

Overall demand for larger file transfer products in general may grow slowly or decrease in upcoming quarters and years because of unfavorable general economic conditions, decreased spending by consumers or companies in need of larger file transfer solutions or otherwise. This may reflect a saturation of the market for large file transfer software solutions. To the extent that there is a slowdown in the overall market for large file transfer software, our business, results of operations and financial condition are likely to be materially adversely affected.

Exchange rate fluctuations between the U.S. Dollar and other currencies in which we do business may result in currency translation losses.

Our offices are located in Canada. We believe that our products will attract international users who will pay for their subscriptions in currencies other than US Dollars. In that case we may need to exchange some of the cash held in other foreign currencies to U.S. Dollars. We do not engage in hedging transactions, and an unfavorable foreign exchange rate at the time of conversion to U.S. Dollars would adversely affect the net fair value of the foreign denominated cash upon conversion.

We have only limited protection of our proprietary rights and technology and any misappropriation of our technology could jeopardize our business.

Our success is heavily dependent upon our proprietary technology. We rely on a combination of the protections provided under applicable copyright, trade secret laws, confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our developers, distributors and marketers. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to reverse engineer or obtain and use information that we regard as proprietary, to use our products or technology without authorization, or to develop similar technology independently. Moreover, the laws of some other countries do not protect our proprietary rights to the same extent as do the laws of the United States. Furthermore, we have no patents and have not sought to register any trademarks and existing copyright laws afford only limited protection.

There can be no assurance that we will be able to protect our proprietary software against unauthorized third party copying or use.

Customer claims, whether successful or not, could be expensive and could harm our business.

The sale and support of our products may entail the risk of product liability claims. Our license agreements contain provisions designed to limit exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in such license agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against us relating to our product or third party software embedded in our products could have a material adverse effect upon our business, operating results and financial condition.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Because there is no current market and a trading market may never develop for our stock, an investment in our shares may be illiquid.

There is no public trading market for our stock and there can be no assurance that any market will develop. If a market develops for our stock, it will likely be limited, sporadic and highly volatile. Approximately 95% of our outstanding shares are restricted securities under Rule 144, which means that they are subject to restrictions on resale in the public market. Future sale of the restricted stock after these restrictions lapse or are satisfied, could have a depressive effect on the price of the stock in any public market that develops and the liquidity of your investment. Public trading of the common stock is covered by Rule 15c2-6 of the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell certain designated securities to persons other than established customers and certain categories of investors. For transactions covered by the rule, the broker-dealer must make a suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to sale. Under certain circumstances, the purchaser may enjoy the right to rescind the transaction within a certain period of time. Consequently, so long as the common stock is a designated security under the rule, the ability of broker-dealers to effect certain trades may be affected adversely, thereby impeding the development of a meaningful market in the stock.

Shares of stock that are eligible for sale by our stockholders may decrease the price of our stock

We have 4,049,000 shares outstanding, including 209,000 shares that are freely tradable. The remaining 3,840,000 shares are restricted shares but may be sold under Rule 144. If there is a public market for our stock and if the holders sell substantial amounts of our stock, then the market price of our stock could decrease.

We may issue more stock without shareholder input or consent which could dilute the book value of your investment.

The board of directors has authority, without action by or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, the board of directors has authority, without action by or vote of the shareholders, to fix and determine the rights, preferences, and privileges of the preferred stock, which may be given voting rights superior to that of the common stock in this offering. Any issuance of additional shares of common stock or preferred stock will dilute the ownership percentage of shareholders and may further dilute the book value of our shares. It is likely we will seek additional capital in the future to fund operations. Any future capital will most likely reduce investors in this offerings percentage of ownership.

You will not receive dividend payments.

We have not paid and do not plan to pay dividends in the foreseeable future even if our operations are profitable. Earnings, if any, will be used to expand our operations, hire additional staff, pay operating expenses and salaries, rather than to make distributions to shareholders. Future value of an investment will be tied to an increase in Princeton enterprise value and/or market price of our common stock, if trading on an exchange or market.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain a 500 square foot office space provided by Marinus Jellema, our officer and director, at no cost to us. We do not have any written agreement regarding our office space. Our address is 6517 Gerke Place, Nanaimo BC, Canada V9V 1V8. Our telephone number is (250) 701-1873. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matter was submitted during the fiscal year ended September 30, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has not been traded since our inception.  Accordingly, there is no present market for our securities.  We intend to apply for a symbol and to trade on the OTC Bulletin Board. Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of January 7, 2008, there were 61 record holders of our common stock.

Status of our public offering

On July 5, 2007, our Form SB-2 registration statement (SEC file no. 333-143672) was declared effective by the SEC. We completed our public offering by selling 209,000 shares of common stock to individuals in consideration of $104,500.  We closed our offering on October 7, 2007 and the shares were issued on December 4, 2007.

To January 7, 2008, we have used the proceeds as follows:

Repay Stockholder Loans	$37,386.
Professional Fees	$9,988.
Promotional Materials & Advertising	$-
Office and Miscellaneous Expenses	$1,800.
Cash on Hand	$48,965.
Management fees (current and prior)	$6,360
Totals	$104,499.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.
There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or
2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2007.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS & PLAN OF OPERATION

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $44,279 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2007 and 2006, respectively.

Balance Sheet Data
September 30, 2007   September 30, 2006
Cash and cash equivalents  $ 136     $8,226
Total assets                                         $ 14,288                                                  $8,226
Total liabilities                                    $ 48,967                                                  $6,700
Shareholders’ equity                         $ (34,679)                                                $1,526

Our cash in the bank at September 30, 2007 was $136.  Net cash provided by financing activities since inception through September 30, 2007 was $29,012 consisting of $9,600 raised from the sale of our common stock and $19,412 advanced from an officer and director.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

Plan of Operation
The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report.  Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Our plan is to build housing in Costa Rica and market the units for rent to local residents via classified newspaper advertising and word of mouth.

In its report on our September 30, 2007 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 1.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.

Period from October 12, 2005 (inception) to September 30, 2007

We did not generate any revenue from October 12, 2005 (inception) to September 30, 2007. From inception to September 30, 2007 our expenses were $44,279. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our registration statement. As a result, we have reported a net loss of $36,205 and $8,074 respectively, for the periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources

At September 30, 2007 we had total assets of $14,288. Current assets consisted of $136 in cash, and technology rights valued at $14,152. Total current liabilities at September 30, 2007 consisted of $42,387in amounts payable to related parties and other accounts payable of $6,580.

We do not anticipate any capital expenditures in the next twelve months. We are using the funds from our offering to pay off our debts, develop promotional literature, update our website and software and continue operations for the next twelve months.

Liquidity and Capital Resources

To meet our need for cash we raised $104,500 from our public offering.   The money we have raised has been and will be applied to the items set forth in the Use of Proceeds section of our Prospectus filed with the SEC and as explained throughout this 10-KSB. If we run out of money before we become profitable, we will attempt to raise additional money by way of loans from officers of the company, and/or sale of additional securities.  Additional equity financing would result in additional dilution to our existing shareholders. Other than as described in this paragraph, we have no other financing plans.

Since inception of the Company on October 12, 2005, to September 30, 2007, the Company has issued 3,840,000 common shares for total proceeds of $9,600. This was accounted for as an acquisition of shares.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

PACIFIC SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pacific Software Inc.

We have audited the accompanying balance sheets of Pacific Software Inc. (a development stage company) as of September 30, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2007, the period from October 12, 2005 (inception) to September 30, 2006 and the period from October 12, 2005 (inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended September 30, 2007, the period from October 12, 2005 (inception) to September 30, 2006 and the period from October 12, 2005 (inception) to September 30, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
December 11, 2007

PACIFIC SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	September 30, 2007	September 30, 2006
Current
Cash	$136	$8,226

	136	8,226
Technology rights - Note 3	14,152	-

	$14,288	$8,226

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,580	$6,700
Due to related parties - Notes 3 and 5	42,387	-

	48,967	6,700

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock - Note 4
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
3,840,000 common shares (September 30, 2006 - 3,840,000)	3,840	3,840
Additional paid-in capital	5,760	5,760

Deficit accumulated during the development stage	(44,279)	(8,074)

	(34,679)	1,526

	$14,288	$8,226

Nature and Continuance of Operations - Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year	October 12, 2005	October 12, 2005
	Ended	(inception)	(inception)
	September 30,	to September 30,	to September 30,
	2007	2006	2007
Expenses
Office and general	$6,390	$574	$6,964
Management fees	5,088	800	5,888
Professional fees	24.727	6,700	31,427

Net loss	$(36,205)	$(8,074)	$(44,279)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	3,840,000	485,071

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year	October 12, 2005	October 12, 2005
	Ended	(inception)	(inception)
	September 30,	to September 30,	to September 30,
	2007	2006	2007
Operating Activities
Net loss	$(36,205)	$(8,074)	$(44,279)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	1,987	-	1,987
Accrued management fees	5,088	-	5,088
Non-cash foreign exchange	1,748	-	1,748
Change in non-cash working capital items
Accounts payable and accrued liabilities	(120)	6,700	6,580

Net cash used in operating activities	(27,502)	(1,374)	(28,876)

Financing Activities
Proceeds from issuance of common stock	-	9,600	9,600
Advances from related parties	19,412	-	19,412

Net cash provided by financing activities	19,412	9,600	29,012

Increase (decrease) in cash	(8,090)	8,226	136

Cash, beginning	8,226	-	-

Cash, ending	$136	$8,226	$136

Other non-cash transaction:
During the year ended September 30, 2007, the Company acquired technology rights valued at $14,152 by issuance of a promissory note. Refer to Notes 3 and 5.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
for the period October 12, 2005 (Inception) to September 30, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 12, 2005 (Inception)	-	$-	$-	$-	$-
Issued for cash:
Common stock August, 2006 - at $0.001	3,200,000	3,200	-	-	3,200
August, 2006 - at $0.01	640,000	640	5,760	-	6,400
Net loss	-	-	-	(8,074)	(8,074)

Balance, September 30, 2006	3,840,000	3,840	5,760	(8,074)	1,526

Net loss	-	-	-	(36,205)	(36,205)

Balance, September 30, 2007	3,840,000	$3,840	$5,760	$(44,279)	$(34,679)

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2007

Note 1             Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30. The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $48,831 at September 30, 2007, and has accumulated a deficit of $44,279 since inception and further losses are anticipated in developing the Company’s business plans. The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2	Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company complies with Financial Accounting Standard Board Statement (“FAS”) No. 7 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash, accounts payable and accrued liabilities and due to related parties approximate their carrying value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2            Summary of Significant Accounting Policies - (cont’d)

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $14,152 (CAD $15,900). The net book value of capitalized application software is reviewed annually for impairment.

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Under FAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Foreign Currency Translation

The Company’s functional currency and reporting currency is the U.S. dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their U.S. dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities diluted loss per share is equal to basic loss per share.

Note 2	Summary of Significant Accounting Policies - (cont’d)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FAS No. 109 “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management has adopted this standard since inception.

In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107,“Share-Based Payment,” to give guidance on the implementation of SFAS No. 123R. Management will consider SAB No. 107 during the implementation of SFAS No. 123R.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

Note 3            Technology rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900). The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. As at September, 2007, the Company owed $14,152 plus accrued interest of $1,167 to the President of the Company.

The LargeFilesASAP software allows the transfer of large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address. The Company intends to raise funds in order to continue to develop and market the software.

Note 4              Capital Stock

The total number of shares authorized to be issued by the Company is 100,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001.

During the period from October 12, 2005 (inception) to September 30, 2006, the Company issued 3,840,000 shares of common stock for total cash proceeds of $9,600.

To September 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5	Related Party Transactions

As at September 30, 2007, the Company owes $15,900 (CAD$15,900) (2006 - $Nil), to the President of the Company pursuant to the Agreement (Note 3). In addition, the President of the Company made cash advances of $19,412 (2006 - $Nil). These amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At September 30, 2007, interest of $1,987 has been accrued on these amounts. Subsequent to September 30, 2007, these amounts were repaid in full.

By agreement dated September 30, 2006 the President of the Company or his private company provides management services to the Company at $424 per month including GST. During the year ended September 30, 2007, management services of $5,088 (2006 - $800) were charged to operations. At September 30, 2007 $5,088 is owing to the President (2006 - $Nil). Subsequent to September 30, 2007, this amount was repaid in full.

Note 6 Income Taxes

The significant components of the Company’s deferred tax assets are as follows:

	September 30, 2007 $	September 30, 2006 $

Net Operating Loss	36,205	8,074
Statutory Tax Rate	34%	34%
Effective Tax Rate	-	-
Expected income tax recovery	12,310	2,745
Unrecognized current benefit of operating losses	(12,310)	(2,745)

Total income taxes	-	-

Deferred Tax Asset	15,055	2,745
Valuation Allowance	(15,055)	(2,745)

Net Deferred Tax Asset	-	-

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $44,000 at September 30, 2007, which may be available to reduce future year’s taxable income. These carryforwards will expire, if not utilized, commencing in 2026.  Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Note 7 Subsequent Event

Subsequent to September 30, 2007, the Company issued 209,000 common shares at a price of $0.50 per share for proceeds of $104,500.

ITEM 8. CHANGES IN and DISAGREEMENTS WITH ACCOUNTANTS on ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Marinus Jellema, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND
                 CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
                 EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 1, 2007, with respect to our sole officer and two directors:

Our business will be managed by our officer and director.

Name	Age	Position	Since
Marinus Jellema	57	President, Secretary, Treasurer and Director	October 12, 2005

From 2002 until June 2007, .Mr. Jellema has been Manager of Utilities for Catalyst Papers Inc. a large integrated pulp and paper mill located in Crofton, British Columbia, Canada, where he was responsible for an annual operating budget of just under 100 million Canadian dollars. Prior to August 2002 he was Manager of Utilities at the Powell River division of Catalyst Papers Inc. also in British Columbia. He currently serves as a member of the board of directors of Gravity West Mining, a company which has shares listed for trading on the on the TSX Venture Exchange. Gravity West Mining is a mining exploration company. Mr. Jellema is a graduate of the University of British Columbia with a Diploma in Urban Land Economics. He will devote approximately ten hours per week to the business of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors

None of our directors receive any remuneration for acting as such.  Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees.  No such committees have been appointed to date.  Accordingly, we do not have an audit committee or an audit committee financial expert.  We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations.  Similarly we do not have a nominating committee or a committee performing similar functions.  Our entire board serves the functions of an audit committee and a nominating committee.  We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors.  Our two directors, Shawn Phillips and Hilda Rivera are not independent.  If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Employment Agreements

We have no employment contracts with any of our officers or employees.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments.  During the fiscal year ended September 30, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our bylaws, the Company will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, trustee, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonable believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.  The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, will not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action proceeding, had reasonable cause to believe that such person’s conduct was unlawful.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

  ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2007 to  our principal executive officer or acting in a similar capacity during the last completed fiscal year :

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Marinus Jellema, President, Secretary, Treasurer, Chief Financial Officer, Director	10/12-05 (inception) to 9-30-07	$5,088	-0- -0-	-0- $	-0-	-0-	-0-	-0- -0- -0-

ITEM 11. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 4, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage Ownership
Marinus Jellema (1) 2189 West 2nd Ave. Suite 11 Vancouver, BC V6K1H7	3,200,000	79%
George McNeill 3778 Westrige Ave. West Vancouver, BC V7V 3H5	320,000	7.9%
John McLaughlin 12480 204th Street Maple Ridge BC V2X 0T7	320,000	7.9%
All officers and directors as a group (2 people)	3,200,000	79%

The percentage ownership is calculated based on 4,049,000 shares of our common stock issued and outstanding as of January 7, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As at September 30, 2007, the Company owes $15,900 (CAD$15,900) (2006 - $Nil), to the President of the Company pursuant to the Agreement (Note 3). In addition, the President of the Company made cash advances of $19,412 (2006 - $Nil). These amounts are unsecured, bear interest at 8% per annum and are repayable on demand. At September 30, 2007, interest of $1,987 has been accrued on these amounts. Subsequent to September 30, 2007, these amounts were repaid in full.

By agreement dated September 30, 2006 the President of the Company or his private company provides management services to the Company at $424 per month including GST. During the year ended September 30, 2007, management services of $5,088 (2006 - $800) were charged to operations. At September 30, 2007 $5,088 is owing to the President (2006 - $Nil). Subsequent to September 30, 2007, this amount was repaid in full.

PART III

ITEM 13.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	Description
31.1/31.2	Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer.
32.1/31.2	Rule 1350 Certification of Chief Executive and Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended September 30, 2007 and 2006, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2007	Year ended September 30, 2006
Audit fees (1)	$ 12,000	$ 6,800
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$ 12,000	$ 6,800

(1)
“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)
“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2007 and 2006.  Our principal accountants are currently preparing the 2007 tax return and did not prepare the tax returns for 2006 and 2005.

(4)
“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.  The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services.  No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2007 and 2006.  Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimus standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 7, 2008
.
By: s/Marinus Jellema

Name:
Marinus Jellema Title: President,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marinus Jellema Marinus Jellema	President (principal executive officer), Chief Financial Officer (principal financial officer), Secretary, Treasurer, and member of the Board of Directors	January 7, 2008