Form 10QSB
period 2007-12-31
Pacific Software, Inc.
filed 2008-02-14
CIK 1400732

OMB APPROVAL
OMB Number:     3235-0416
Expires: March 31, 2007
Estimated average burden
Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[xx]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

[  ]⁪            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

6517 GERKE PLACE, NANAIMO A1 V9V1V8
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
Yes     No xx⁪

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

As of February 14,  2008, the Company had 4,049,000 shares of $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
 Yes ⁪   No xx

SEC2334(9-05)       Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PACIFIC SOFTWARE, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Part I                       Financial Information

Balance Sheets  – December 31, 2007 (Unaudited)                                                                  Page 4
  and September 30, 2007

Statements of Operations (Unaudited) for the                                                                         Page 5
  Three Months Ended December 31, 2007 and 2006

Statements of Cash Flows (Unaudited) for the                                                                       Page 6
  Three Months Ended December 31, 2007 and 2006

Notes to the Condensed Financial Statements                                                                        Pages 7-8

Item 2.  Management’s Discussion and Analysis of Financial                                              Page 9
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                Page 11

Part II                    Other Information

Item 2.  Recent Sales of Equity Securities and Use of Proceeds                                            Page 12

Item 6.  Exhibits and Reports on Form 8-K                                                            Page 12

Signatures                                                                                                     Page 13

PACIFIC SOFTWARE, INC.

(A Developement Stage Company)

FINANCIAL STATEMENTS

December 31, 2007

(Unaudited)

BALANCE SHEETS                                                                                 Page 4

STATEMENTS OF OPERATIONS                                                        Page 5

STATEMENTS OF CASH FLOWS                                                       Page 6

NOTES TO FINANCIAL STATEMENTS                                            Pages 7-8

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
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

PACIFIC SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2007 (Unaudited)	September 30,2007

ASSETS
Current
Cash	$48,865	$ 136

	48,865	136
Technology rights – Note 3	14,152	14,152

	$63,017	$14,288

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 4,354	$ 6,580
Due to related parties – Notes 3 and 5	-	42,387

	4,354	48,967

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock – Note 4
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2007 – 3,840,000)	4,049	3,840
Additional paid-in capital	110,051	5,760

Deficit accumulated during the development stage	(55,437)	(44,279)

	58,663	(34,679)

	$63,017	$14,288

Nature and Continuance of Operations – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			October 12, 2005
	Three Months Ended		(inception)
	December 31,		to December, 31
	2007	2006	2007
Expenses
Office and general	$ 657	$ 628	$ 7,621
Management fees	1,272	1,200	7,160
Professional fees	8,895	1,448	40,322
Transfer and filing fees	334	-	334

Net loss	$ (11,158)	$ (3,276)	$ (55,437)

Basic and diluted loss per share	$ (0.003)	$ (0.001)

Weighted average number of shares outstanding –basic and diluted	3,887,706	3,840,000

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			October 12, 2005
	Three Months Ended		(inception)
	December 31,		to December 31,
	2007	2006	2007
Operating Activities
Net loss	$ (11,158)	$ (3,276)	$ (55,437)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued management fees	-	1,200	5,088
Accrued interest	-	279	1,987
Non-cash foreign exchange	-	(521)	1,748
Change in non-cash working capital items
Prepaid expenses	-	(8,983)	-
Accounts payable and accrued liabilities	(2,226)	(3,900)	4,354
Accrued interest payable	(1,987)	-	(1,987)
Accrued management fees payable	(5,088)	-	(5,088)

Net cash used in operating activities	(20,459)	(15,201)	(49,335)

Financing Activities
Proceeds from issuance of common stock	104,500	-	114,100
Advances from (repaid to) related parties	(19,412)	7,100	-
Cash used in settlement of promissory notes	(15,900)	-	(15,900)

Net cash provided by financing activities	69,188	7,100	98,200

Increase (decrease) in cash	48,729	(8,101)	48,865

Cash, beginning	136	8,226	-

Cash, ending	$ 48,865	$ 125	$ 48,865

Other non-cash transaction:
During the three month period ended December 31, 2006, the Company acquired technology rights valued at $14,152 by issuance of a promissory note. Refer to notes 3 and 5.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$ 2,074	$ -	$ -

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

Note 1             Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30. The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December  31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has working capital of $44,511 at December 31, 2007, and has accumulated a deficit of $55,437 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

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

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the period ended December 31, 2007 the Company repaid the promissory note.  As at December 31, 2007, the Company owed $nil (September 30, 2007 - $14,152 plus accrued interest of $1,167) to the President of the Company.

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

During the period from October 12, 2005 (inception) to September 30, 2007, the Company issued 3,840,000 shares of common stock for total cash proceeds of $9,600.

During the three month period ended December 31, 2007, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

As at December 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5	Related Party Transactions

As at December 31, 2007, the Company owed $nil (September 30, 2007 - $15,900 (CAD $15,900), to the President of the Company pursuant to the Agreement (Note 3).  In addition, at December 31, 2007, the President of the Company had made cash advances of $ Nil (September 30, 2007 - $19,412).  These amounts were unsecured, incurred interest at 8% per annum and were repayable on demand.  During the three month period ended December 31, 2007, all advances plus accrued interest of $2,074 were repaid in full.

By agreement dated September 30, 2006 the President of the Company or his private company provides management services to the Company at $424 per month including GST.  During the three month period ended December 31, 2007, management services of $1,272 (three months ended December 31, 2006 - $1,200) were charged to operations.  At December 31, 2007, $nil was owing to the President (September 30, 2007 - $5,088).

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

Description of Business.

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

Our clients are able to maximize their CPA (Cost Per Action) on the LargeFilesASAP file transfer tool by contacting us for larger plans and dedicated servers.  Also, our clients are offered the option to subscribe for a defined time frame of subscription.

We have established our initial clientele via relationships with web page designers, web hosting companies, and other professionals.  We also intend to offer privately branded sites for corporate use. We believe, we can derive additional revenue by creating private corporate versions of our software with a set amount of bandwidth and no file size restrictions or recipient restrictions.

We also intend to offer an incentive program, the “Large Files ASAP Affiliate Program.”  If a webmaster refers a client to our services and that client then purchases our services, we will pay the referring webmast 50% of all revenue from that specific sale.  This is a one-time payment for that one initial purchase and any renewals would not be included in this incentive program.

Marketing

Our sales and marketing efforts are focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of large file transfer solutions.  We have established initial users via existing relationships that we have with page designers, web hosting companies, and other companies that have a need of large file transfers.

We submit  links to our free basic service to web sites offering free downloads.  To improve our chances of attracting repeat subscribers we are adding new features and updating  our current software.  We work with a hosting services group, where our web site www.LargeFilesASAP.com is managed and hosted.  We believe that our clients will find the values and benefits of our services to be superior to their other options.  We are improving our website to provide our customers with personal attention and increased subscription plan flexibility.

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

Results of Operations for the Three Month Periods Ended December 31, 2007 and 2006

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $11,158in expenses through December 31, 2007.

The Company incurred a loss of $11,158 during the three month period ended December 31, 2007 compared to a loss of $3,276 for the three months ended December 31, 2006.  Expenses incurred during the three month period to December 31, 2007  were generally consistent with those experienced for the prior comparative period except for professional fees which increased to $8,895  from $1,448 as a result of the company recording the cost of the September 30, 2007 audit in the period ended December 31, 2007, and transfer and filing fees which increased to $334  from $nil.

The following table provides selected financial data about our company for the three month period ended December 31, 2007 and September 30, 2007, respectively.

Balance Sheet Data
December 31, 2007                                                                                    September 30, 2007
Cash and cash equivalents                                         $ 48,865                                                                                                            $136
Total assets                                                                  $ 63,017                                                                                                           $ 14,288
Total liabilities                                                             $ 4,354                                                                                                              $  48,967
Shareholders’ equity                                                   $ (58,663)                                                                                                       $(34,697)

Our cash in the bank at December 31, 2007 was $48,865.  Net cash provided by financing activities since inception through December 31, 2007 was $114,100raised from the sale of our common stock.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

Liquidity and Capital Resources

At December 31, 2007, the Company’s total assets consisted of $48,865in cashand $14,152 in other current assets.  Liabilities at December 31, 2007totaled $4,354and consisted of 4,354 in accounts payable.

During the three month period ended December 31, 2007, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

As at December 31, 2007, the Company owed $nil (September 30, 2007  - $15,900 (CAD $15,900), to the President of the Company pursuant to the Agreement (Note 3).  In addition, the President of the Company had made cash advances of $19,412 to September 30, 2007.  These amounts were unsecured, incurred interest at 8% per annum and were repayable on demand.  During the three month period ended December 31, 2007, these advances plus accrued interest of $2,074 were repaid in full.

By agreement dated September 30, 2006 the President of the Company or his private company provides management services to the Company at $424 per month including GST.  During the three month period ended December 31, 2007, management services of $1,272 (three months ended December 31, 2007  - $800) were charged to operations.  At December 31, 2007, $nil was owing to the Presidentand $5,088 was owed to the President as at September 30, 2007.

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

PART II – OTHER INFORMATION

ITEM 2.  Recent Sales of Equity Securities and Use of Proceeds

On July 5, 2007, our Form SB-2 registration statement (SEC file no. 333-143672) was declared effective by the SEC. We completed our public offering by selling 209,000 shares of common stock to individuals in consideration of $104,500.  We closed our offering on October 7, 2007 and the shares were issued on December 4, 2007.

Through February 14, 2008, we have used the proceeds as follows:

Repay Stockholder Loans	$37,386
Professional Fees	$9,988
Promotional Materials & Advertising	$-
Office and Miscellaneous Expenses	$1,900
Management fees (current and prior)	$6,360
Total Used	$55,634
Balance Not Used	$48,865

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Pacific Software, Inc.during the quarter ended December 31, 2007.

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

Exhibit No.                                            SEC Ref. No.                                                                                      Title of Document                                                                                                                          Location

1                                  31.1                                             Certification of the Principal Executive                                                                                       Attached
                                                                                                                                                                    Officer/ Principal Financial Officer pursuant
                                                                                                                           to Section 302 of the Sarbanes-Oxley Act of 2002

2                                 32.1                                                                                                   Certification of the Principal Executive Officer/                                                                        Attached
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

PACIFIC SOFTWARE, INC.

Date: February 14, 2007                                                                               By: /s/ Marinus Jellema
President and Chief Financial Officer