Form 10-Q
period 2008-03-31
Pacific Software, Inc.
filed 2008-05-13
CIK 1400732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

                                                         (Mark One)
xx         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
                                                                     Yes ⁪    No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 7,  2008, the Company had 4,049,000 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, and accredited  filer, a non-accredited filer and smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer /_/                                                                                      Accelerated filer /_/

Non-accredited filer/_/                                                                                      Smaller reporting company /xx/

PACIFIC SOFTWARE, INC.

TABLE OF CONTENTS

Page

Part I                       Financial Information

Balance Sheets– March 31, 2008 (Unaudited)                                                                                              4
  and September 30, 2007

Statements of Operations (Unaudited) for the                                                                                             5
  Three and Six Months Ended March 31, 2008 and March 31, 2007 and for the
  Period from October 12, 2005 (Inception) to
  March 31, 2008

Statements of Cash Flows (Unaudited) for the                                                                                            6
  Six Months Ended March 31, 2008 and March 31, 2007 and for the
  Period from March (Inception) to March 31, 2007

Notes to the Financial Statements                                                                                                                 7

Item 2.  Management’s Discussion and Analysis of Financial                                                                 10
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                   12

Part II                       Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                     12

Item 6.  Exhibits and Reports on Form 8-K                                                                                                   13

Signatures                                                                                                                                                         13

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

PACIFIC SOFTWARE, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2008	September 30, 2008
	(Unaudited)

ASSETS
Current
Cash	$34,516	$136
Prepaid expenses	199	-

	34,715	136
Technology rights – Note 3	14,152	14,152

	$48,867	$14,288

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,472	$6,580
Due to related party – Notes 3 and 5	-	42,387

	3,472	48,967

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 4
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2007 – 3,840,000)	4,049	3,840
Additional paid-in capital	110,051	5,760

Deficit accumulated during the development stage	(68,705)	(44,279)

	45,395	(34,679)

	$48,867	$14,288

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

					October 12, 2005
	Three Months Ended March 31,		Six Months Ended March 31,		(inception) to March 31,

	2008	2007	2008	2007	2008
Expenses
Office and general	$ -	$738	$657	$1,366	$7,621
Management fees	1,575	1,200	2,847	2,400	8,735
Professional fees	6,322	-	15,217	1,448	46,644
Transfer and filing fees	371	-	705	-	705
Website development costs - Note 3	5,000	-	5,000		5,000

Net loss	$(13,268)	$(1,938)	$(24,426)	$(5,214)	$(68,705)

Basic and diluted loss per share	$(0.003)	$(0.001)	$(0.006)	$(0.001)

Weighted average number of shares outstanding – basic and diluted	4,049,000	3,840,000	3,967,913	3,840,000

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

			October 12, 2005
	Six months Ended		(inception)
	March 31,		to March 31,
	2008	2007	2008
Operating Activities
Net loss	$(24,426)	$(5,214)	$(68,705)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	(1,987)	698	-
Management fees accrued	(5,088)	2,400	-
Foreign exchange	-	(381)	1,748
Change in non-cash working capital items
Prepaid expenses	(199)	(8,983)	(199)
Accounts payable and accrued liabilities	(3,108)	(3,900)	3,472

	(34,808)	(15,380)	(63,684)

Financing Activities
Proceeds from issuance of common stock	104,500	-	114,100
Advances from (repaid to) related party	(19,412)	7,600	-
Cash used in settlement of promissory notes	(15,900)	-	(15,900)

	69,188	7,600	98,200

Increase (decrease) in cash	34,380	(7,780)	34,516

Cash, beginning	136	8,226	-

Cash, ending	$34,516	$446	$34,516

Other non-cash transaction:
During the period ended March 31, 2007, the Company acquired technology rights valued at $14,152 by issuance of a promissory note.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$2,074	$ -	$2,074

Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 1             Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has working capital of $31,243 at March 31, 2008, and has accumulated a deficit of $63,705 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 2	Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

Note 3	Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the period ended March 31, 2008 the Company repaid the promissory note.  As at March 31, 2008, the Company owed $nil (September 30, 2007 - $14,152 plus accrued interest of $1,167) to the President of the Company.

During the six month period ended March 31, 2008 the Company incurred $5,000 in software upgrades.

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

During the six month period ended March 31, 2008, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

As at March 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

PACIFIC SOFTWARE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

Note 5	Related Party Transactions

As at March 31, 2008, the Company owed $nil (September 30, 2007 - $15,900 (CAD $15,900), to the President of the Company pursuant to the Agreement (Note 3). In addition, at March 31, 2008, the President of the Company had made cash advances of $ Nil (September 30, 2007 - $19,412). These amounts were unsecured, incurred interest at 8% per annum and were repayable on demand. During the six month period ended March 31, 2008, all advances plus accrued interest of $2,074 were repaid in full.

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST.  On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST.  During the six month period ended March 31, 2008, management services of $2,847 (six months ended March 31, 2008 - $2,400) were charged to operations.  At March 31, 2008, $nil was owing to the President (September 30, 2007 - $5,088).

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

Employees

At the present time our Pesident, Marinus Jellema, is our only employee as well as our sole officer and director and a major shareholder.  Mr. Jellema will devote such time as required to actively market and further develop our services and software products.  At present, we expect Mr. Jellema will devote at least 20 hours per week to our business.  We expect to contract the services of a web hosting company and use their central server for our web site needs.  We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

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

Results of Operations for the Three and Six Month Periods Ended March 31, 2008 and 2007

We did not generate any revenue for the three or six months ended March 31, 2008 or 2007.    Our expenses were $8,268 (6 months - $19,426) for the three months ended March 31, 2008 compared to $1,938 (6 months - $5,214) for the same period in 2007.  From inception to March 31, 2008 our expenses were $63,705.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $8,268 (6 months - $19,426) for the three months ended March 31, 2008 compared to $1,938 (6 months - $5,214) for the same period in 2007.

Liquidity and Capital Resources

At March 31, 2008, we had total assets of $53,867.  Current assets consisted of $34,516 in cash, $199 in prepaid expenses and $14,152 in technology rights.  Total current liabilities at March 31, 2008 consisted of $4,472 in accounts payable.  We do not anticipate any capital expenditures in the next twelve months.

During the sixmonth period ended March31, 2008, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

By agreement dated September 30, 2006 the President of the Company or his private company provides management services to the Company at $424 per month including GST.  During the three month period ended March31, 2008, management services of $1,575(six months - $1,200) were charged to operations.  At March31, 2008, $nil was owing to the President.

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

Through May 12, 2008, we have used the proceeds as follows:

Repay Stockholder Loans		$37,386.
Professional Fees		$17,615.
Promotional Materials & Advertising		$-
Software Development Office and Miscellaneous Expenses	$ $	5,000 1,900
Management fees (current and prior)		$7,935
Total Used		$69,836.
Balance Not Used		$34,664.

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Pacific Software, Inc.during the quarter ended March 31, 2008.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.                                            SEC Ref. No.                                                                                      Title of DocumentLocation

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

PACIFIC SOFTWARE, INC.

Date: May 13, 2008                                                                                      By:  /s/ Marinus Jellema
Marinus Jellema
President and Chief Financial Officer