Form 10-Q
period 2008-06-30
Pacific Software, Inc.
filed 2008-08-12
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 1, 2008, the Company had 4,049,000 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, and accredited  filer, a non-accredited filer and smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐

Accelerated filer ☐

Non-accredited filer ☐

Smaller reporting company ☒

PACIFIC  SOFTWARE, INC.

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

PACIFIC SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash	$24,483	$136
Prepaid expenses	439	-

	24,922	136
Technology rights – Note 3	14,152	14,152

	$39,074	$14,288

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,307	$6,580
Due to related party – Notes 3 and 5	1,575	42,387

	2,882	48,967

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 4
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2006 – 3,840,000)	4,049	3,840
Additional paid-in capital	110,051	5,760
Deficit accumulated during the development stage	(77,908)	(44,279)

	36,192	(34,679)

	$39,074	$14,288

Nature and Continuance of Operations – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					October 12, 2005
	Three Months Ended		Nine Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2008	2007	2008	2007	2008
Expenses
Office and general	$-	$1,847	$657	$3,213	$7,621
Management fees	1,575	1,200	4,422	3,600	10,310
Professional fees	4,278	16,444	19,495	17,892	50,922
Transfer and filing fees	3,100	-	3,805	-	3,805
Website development costs	250	-	5,250	-	5,250

Net loss	$(9,203)	$(19,491)	$(33,629)	$(24,705)	$(77,908)

Basic and diluted loss per share	$(0.002)	$(0.005)	$(0.008)	$(0.006)

Weighted average number of shares outstanding – basic and diluted	4,049,000	3,840,000	3,994,843	3,840,000

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			October 12, 2005
	Nine months Ended		(inception)
	June 30,		to June 30,
	2008	2007	2008
Operating Activities
Net loss	$(33,629)	$(24,705)	$(77,908)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	(1,987)	1,277	-
Management fees accrued	(3,513)	3,600	1,575
Foreign exchange	-	772	1,748

Change in non-cash working capital items
Prepaid expenses	(439)	-	(439)
Accounts payable and accrued liabilities	(5,273)	(559)	1,307

	(44,841)	(19,615)	(73,717)

Financing Activities
Proceeds from issuance of common stock	104,500	-	114,100
Increase in due to related party	(35,312)	15,100	(15,900)

	69,188	15,100	98,200

Increase (decrease) in cash	24,347	(4,515)	24,483

Cash, beginning	136	8,226	-

Cash, ending	$24,483	$3,711	$24,483

Other non-cash transaction:

During the year ended September 30, 2007, the Company acquired technology rights valued at $14,152 by issuance of a promissory note.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$2,074	$-	$2,074

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007 included in the Company's Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has working capital of $22,040 at June 30, 2008, and has accumulated a deficit of $77,908 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that non-controlling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008. Currently the Company does not anticipate that this statement will have an impact on its financial statements.

Note 2

Recent Accounting Pronouncements

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110”). SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”. The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective January 1, 2008. The Company does not expect there to be any significant impact of adopting SAB 110 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations

Note 3

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the period ended June 30, 2008 the Company repaid the promissory note.  As at June 30, 2008, the Company owed $nil (September 30, 2007 - $14,152 plus accrued interest of $1,167) to the President of the Company.

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

During the nine month period ended June 30, 2008, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

As at June 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 5

Related Party Transactions

As at June 30, 2008, the Company owed $nil (September 30, 2007 - $15,900 (CAD $15,900), to the President of the Company pursuant to the Agreement (Note 3).  In addition, at June 30, 2008, the President of the Company had made cash advances of $ Nil (September 30, 2007 - $19,412).  These amounts were unsecured, incurred interest at 8% per annum and were repayable on demand.  During the nine month period ended June 30, 2008, all advances plus accrued interest of $2,074 were repaid in full.

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST.  On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST.  During the nine month period ended June 30, 2008, management services of $4,422 (nine months ended June 30, 2007 - $3,600) were charged to operations.  At June 30, 2008, $1,575 was owing to the President (September 30, 2007 - $5,088).

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

Results of Operations for the Three and Six Month Periods Ended March 31, 2008 and 2007

We did not generate any revenue for the three or nine months ended June 30, 2008 or 2007.   Our expenses were $9,203 for the three months ended June 30, 2008 compared to $19,491 for the same period in 2007. Our expenses were $33,629 for the nine months ended June 30, 2008 compared to $24,705 for the same period in 2007.  From inception to June 30, 2008 our expenses were $77,908.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $ 9,203 for the three months ended June 30, 2008 compared to net loss of $19,491 for the same period of 2007, and a net loss of $33,629 for the nine month period ended June 30, 2008 compared net loss of $24,705 for the same period of 2007.

Liquidity and Capital Resources

At June 30, 2008, we had total assets of $39,074.  Current assets consisted of $24,483 in cash, and $439 in prepaid expenses.  Total current liabilities at June 30, 2008 were $2,882 and consisted of $1,307 in accounts payable and $1,575 due to a related party.  We do not anticipate any capital expenditures in the next twelve months.

During the nine month period ended June 30, 2008, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST.  On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST.  During the nine month period ended June 30, 2008, management services of $4,422 (nine months ended June 30, 2007 - $3,600) were charged to operations.  At June 30, 2008, $1,575 was owing to the President (September 30, 2007 - $5,088).

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

Through June 30, 2008, we have used the proceeds as follows:

Repay Stockholder Loans	$37,386.
Professional Fees	$20,634
Software Development and Advertising	$10,260
Office and Miscellaneous Expenses	$2,863
Management fees (current and prior)	$7,935
Total Used	$79,078
Balance Not Used	$24,922

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Pacific Software, Inc. during the quarter ended June 30, 2008.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31.1	Certification of the Principal Executive
		Officer/ Principal Financial Officer pursuant
		to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

2	32.1	Certification of the Principal Executive Officer/
		Principal Financial Officer pursuant to U.S.C.
		Section 1350 as adopted pursuant to Section 906
		of the Sarbanes-Oxley Act of 2002*	Attached

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

PACIFIC SOFTWARE, INC.

Date: August 12, 2008

By: /s/ Marinus Jellma

Marinus Jellema

President and Chief Financial Officer