Form 10KSB
period 2008-09-30
Pacific Software, Inc.
filed 2008-12-19
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒  Annual report under Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended September 30, 2008

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐Yes ☒ No

Indicate by check mark whether the registrant is a shell company (Rule 12b-2 of the Exchange Act)     ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

The aggregate value of the securities held by non-affiliates on December 17, 2008 was $0.00 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of December 17, 2008, the issuer had 4,049,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I
Item 1.	Description of Business.	3
Item 2.	Description of Property.	11
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Securities Holders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters. and Small Business Issuer Purchases of Equity Securities.
Item 6.	Management’s Discussion and Analysis or Plan of Operation	12
Item 7.	Financial Statements.	F-1
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	14
Item 8A.	Controls and Procedures.
Item 8B	Other Information.	15

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.	15
Item 10.	Executive Compensation.	17
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	17
Item 12.	Certain Relationships and Related Transactions, and Director	18
Item 13.	Exhibits.	18
Item 14.	Principal Accountant Fees and Services.	19

Signatures		20

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Recent Developments

In October, 2007, we completed an offering of  209,000 shares of our common stock ($.001 par value)at a price of $0.50 per share and raised a total of $104,500.

General

We were formed as a Nevada corporation on October 12, 2005 as Pacific Mining, Inc. On November 28, 2006 we changed our name to Pacific Software, Inc. We are in the business of developing and marketing a large file transfer software package named LargeFilesASAP. To date, we have not sold any of our products. Further, we rely on our sole employee, officer and director, Mr. Marinus Jellema to conduct our business.

The LargeFilesASAP software allows its users to send large electronic files over the Internet by transmitting data to our server which transmits the data to a recipient’s e-mail address.

Technology rights

On April 1, 2005, Marinus Jellima acquired all of the rights in and to the LargeFilesASAP software package, and all rights, title and interest in and to the LargeFilesASAP domain at www.LargeFilesASAP.com, pursuant to a Technology Purchase Agreement (the “Agreement”). On October 30, 2006, the Agreement was assigned to us by Mr. Jellima for $14,152 (C$15,900) which was the cost to Mr. Jellima. The C$15,900 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. We paid Mr. Jellema the amounts due to him for the assignment of the Agreement.

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

Our LargeFilesASAP service allows for the transfer of large files securely over the Internet. To achieve that, LargeFilesASAP bypasses the ordinary email process. It works as follows:

1. A client accesses our LargeFilesASAP.com website, selects the file they wish to send, inputs an email address to the recipient and presses send.

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

We offer our basic service at no cost to the clients.  However, we intend to charge our customers for our upgraded service offerings which include Compression, Encryption, Multiple Recipients, Tracking, and Increased Storage capacity. Compression makes files smaller therefore faster to transmit. Encryption allows the client to encrypt the file with 256Bit AES Encryption (Military Grade) as an executable file (self extracting). This means the recipient would need a password to de-crypt the file. The Multiple Recipients Upgrade will make it possible for clients to send the file to up to 100 recipients. This is useful for Corporate or Organizational users who need to broadcast the same file multiple recipients but only upload one file. Our Tracking feature will show what file was sent and which recipient has opened the message. We believe the Tracking feature is especially beneficial for use by businesses when tracking file pickups.

Our website was recently upgraded to offer a registered user interface with numerous features including tracking which provides the user the ability to see if the file sent was picked up and when, and how many files have been sent to date and any outstanding files; live upload progress, which is a feature allowing the client to manage upload process with nominal failures and need for re-uploading; the ability to send encrypted and password-protected files among others.  Our PayPal acceptance feature is being implemented and we expect it to be fully functional in early 2009.

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

Marketing Strategy

Our sales and marketing efforts are focused on strengthening our name and building our reputation as a secure, reliable and cost-efficient provider of large file transfer solutions. We have established our initial users via existing relationships that we have and will develop with page designers, web hosting companies, and other companies that have a need of large file transfers.

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

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through 2011. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. In conjunction with the Streamlined Sales Tax Project, the U.S. Congress continues to consider overriding the Supreme Court’s Quill decision, which limits the ability of state governments to require sellers outside of their own state to collect and remit sales taxes on goods purchased by in-state residents. An overturning of the Quill decision would harm our users and our business.

Employees

At the present time our President, Marinus Jellema, is our only employee as well as our sole officer and director and a major shareholder. Mr. Jellema will devote such time as required to actively market and further develop our services and software products. At present, we expect Mr. Jellema will devote at least 20 hours per week to our business. We use the services of a web hosting company and their central server for our web site needs. The web hosting service is part of the maintenance package provided to us by the hosting company.  We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

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

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $83,468 from October 12, 2005 through September 30, 2008.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. We have negative cash flow from operations of approximately $80,145from our inception in October 2005 through September 30, 2008. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

We have no client subscriptions and need to develop a client base in order to generate revenue,

Our target market is consumers and small to medium sized businesses that desire to transfer large files by bypassing e-mail. We do not currently have any paid subscriptions for our services, and there can be no assurance we will be able to develop a significant client base for our products. Our inability to attract and retain clients will seriously jeopardize our business and may cause us to cease operations. As of December 12, 2008 we have provided file transfer services to a number of potential clients at no cost for testing and marketing purposes. Should these relationships not generate the anticipated volume of subscribers, we may not be able to generate a profit.

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

Shares of stock that are eligible for sale by our stockholders may decrease the price of our stock

We have 4,049,000 shares outstanding, including 849,000 shares that are freely tradable. The remaining 3,200,000 shares are restricted shares but may be sold under Rule 144. If there is a public market for our stock and if the holders sell substantial amounts of our stock, then the market price of our stock could decrease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matter was submitted during the fiscal year ended September 30, 2008, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed for trading on the OTC Bulletin Board under the symbol "PFSF." As of December 12, 2008 there was no bid or ask price quoted.  If there were any quotations on the OTC Bulletin Board, they would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December12, 2008, there were 61 record holders of our common stock.

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

Recent Sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2008.

ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS & PLAN OF OPERATION

Results of Operations

We are a development stage corporation.  We have generated no revenues from our business operations since inception and have incurred $83,468 in expenses through September 30, 2008.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2008 and 2007, respectively.

Balance Sheet Data
	September 30, 2008	September 30, 2007
Cash	$18,055	$136
Total assets	$32,207	$14,228
Total liabilities	$1,575	$48.967
Shareholders’ equity	$30,632	$(34,679)

Our cash in the bank at September 30, 2008 was $18,055.  Net cash provided by financing activities since inception through September 30, 2008 was $114,100 consisting of $114,000 raised from the sale of our common stock.

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

In its report on our September 30, 2008 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern.  See Note 1.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have been in the development stage and have had no revenues since inception.

Period from October 12, 2005 (inception) to September 30, 2008

We did not generate any revenue from October 12, 2005 (inception) to September 30, 2008. From inception to September 30, 2008 our expenses were $83,468. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our registration statement.  We have reported a net loss of $39,189 and $36,205 respectively, for the periods ended September 30, 2008 and 2007.

Liquidity and Capital Resources

At September 30, 2008 we had total assets of $32,207. Current assets consisted of $18,055 in cash, and technology rights valued at $14,152. Total current liabilities at September 30, 2008 consisted of $1,575 payable to a related party.

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

Since inception of the Company on October 12, 2005, to September 30, 2008, the Company has issued 4,049,100  common shares for total proceeds of $114,100.

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

FASB Statements:

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”.  The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of SFAS No. 141 (Revised) should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of SFAS No. 160 should have no effect on the financial position and results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

PACIFIC SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

BALANCE SHEETS

F-3

STATEMENTS OF OPERATIONS

F-4

STATEMENTS OF CASH FLOWS

F-5

STATEMENT OF STOCKHOLDERS’ EQUITY

F-6

NOTES TO FINANCIAL STATEMENTS

F-7

Dale Matheson		Partnership of:
		Vancouver	Robert J. Burkart, Inc.	James F. Carr-Hilton Ltd.	Kenneth P. Chong Inc.
Carr – Hilton Labonte LLP			Alvin F. Dale Ltd.	Barry S. Hartley, Inc.	Reginald J. Labonte Ltd.
			Robert J. Matheson, Inc.	Rakesh I Patel Inc.

DMCL	Chartered Accountants	South Surrey	Michael K. Braun Inc..	Peter J. Donaldson, inc.

		Port Coquitlam	Wilfred A. Jacobson Inc.	Fraser G. Ross, Ltd.	Brian A. Shaw Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pacific Software Inc.

We have audited the accompanying balance sheets of Pacific Software Inc. (a development stage company) as of September 30, 2008 and 2007 and the related statements of operations, stockholders’ equity  and cash flows for the years ended September 30, 2008 and 2007 and the period from October 12, 2005 (inception) through September 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and the period from October 12, 2005 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 28, 2008

Vancouver	Suite 1500 – 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 – Main Reception

South Surrey	Suite 301 – 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613

Port Coquitlam	Suite 700 – 2755 Lougheed Highway, Prot Coquitlam, B.C., Canada V3B 5Y9, Tel: 604 941 8266 • Fax: 604 941 0971

PACIFIC SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2008	2007

ASSETS
Current
Cash	$18,055	$136
Technology rights – Note 3	14,152	14,152
	$32,207	$14,288

LIABILITIES
Current
Accounts payable and accrued liabilities	$-	$6,580
Due to related party – Notes 3 and 5	1,575	42,387
	1,575	48,967

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 4
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2007 – 3,840,000)	4,049	3,840
Additional paid-in capital	110,051	5,760
Deficit accumulated during the development stage	(83,468)	(44,279)
	30,632	(34,679)
	$32,207	$14,288

Going concern – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year	Year	October 12, 2005
	Ended	Ended	(inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008
Expenses
Interest	$87	$1,987	$2,074
Office and general	570	4,403	5,547
Management fees	5,997	5,088	11,885
Professional fees	23,455	24,727	54,882
Transfer and filing fees	3,830	-	3,830
Website development	5,250	-	5,250

Net loss	$(39,189)	$(36,205)	$(83,468)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,008,456	3,840,000

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	October 12, 2005
	Ended	Ended	(inception)
	September 30,	September 30,	to September 30,
	2008	2007	2008
Operating Activities
Net loss	$(39,189)	$(36,205)	$(83,468)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	-	1,987	-
Management fees accrued	-	5,088	1,575
Foreign exchange	-	1,748	1,748

Change in non-cash working capital items
Accounts payable and accrued liabilities	(6,580)	(120)	-
	(45,769)	(27,502)	(80,145)
Financing Activities
Proceeds from issuance of common stock	104,500	-	114,100
Advances from (repayments to) related party	(40,812)	19,412	(15,900)
	63,688	19,412	98,200
Increase (decrease) in cash	17,919	(8,090)	18,055

Cash, beginning	136	8,226	-
Cash, ending	$18,055	$136	$18,055

Other non-cash transaction:

During the year ended September 30, 2007, the Company acquired technology rights valued at $14,152 by issuance of a promissory note.

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$2,074	$-	$2,074
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period October 12, 2005 (Inception) to September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 12, 2005 (Inception)	-	$-	$-	$-	$-
Issued for cash:
Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	3,200
August, 2006 – at $0.01	640,000	640	5,760	-	6,400
Net loss	-	-	-	(8,074)	(8,074)
Balance, September 30, 2006	3,840,000	3,840	5,760	(8,074)	1,526

Net loss	-	-	-	(36,205)	(36,205)
Balance, September 30, 2007	3,840,000	3,840	5,760	(44,279)	(34,679)
Issued for cash;
Common stock December 2007 – at $0.50	209,000	209	104,291	-	104,500

Net loss	-	-	-	(39,189)	(39,189)
Balance, September 30, 2008	4,049,000	$4,049	$110,051	$(83,468)	$30,632

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2008

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.  To date no revenues have been generated.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has working capital of $16,480 at September 30, 2008, and has accumulated a deficit of $83,468 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Summary of Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.  Actual results may vary from these estimates.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments consisting of cash and amounts due to related parties approximate their carrying value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are the valuation of technology rights and deferred tax balances.

Pacific Software Inc

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Technology rights

In accordance with ” Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards (“SFAS”) No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labor and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totaling $14,152 (CAD $15,900). The net book value of capitalized application software is reviewed annually for impairment.

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

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes,” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Pacific Software Inc

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Income Taxes (Continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended September 30, 2008

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 should have no effect on the financial position and results of operations of the Company.

In January 2008, Staff Accounting Bulletin (“SAB”) 110, “Share-Based Payment” was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, “Share-Based Payment”.  The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

Pacific Software Inc

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of SFAS No. 141 (Revised) should have no effect on the financial position and results of operations of the Company.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  The adoption of SFAS No. 160 should have no effect on the financial position and results of operations of the Company.

Note 3

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.  As at September 30, 2008, the Company owed $nil (September 30, 2007 - $14,152 plus accrued interest of $1,167) to the President of the Company.

The LargeFilesASAP software allows the transfer of large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.  The Company intends to continue to develop and market the software.

Note 4

Capital Stock

The total number of shares authorized to be issued by the Company is 100,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001.

During the period from October 12, 2005 (inception) to September 30, 2006, the Company issued 3,840,000 shares of common stock for total cash proceeds of $9,600.

During the year ended September 30, 2008, the Company issued 209,000 shares of common stock for total cash proceeds of $104,500.

As at September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Pacific Software Inc

(A Development Stage Company)

Notes to the Financial Statements

September 30, 2008

Note 5

Related Party Transactions

As at September 30, 2008, the Company owed $nil (September 30, 2007 - $15,900 (CAD $15,900), to the President of the Company pursuant to the Assignment Agreement (Note 3).  In addition, at September 30, 2008, the President of the Company had made cash advances of $nil (September 30, 2007 - $19,412).  These amounts were unsecured, incurred interest at 8% per annum and were repayable on demand.  During the year ended September 30, 2008, all advances plus accrued interests of $2,074 were repaid in full.

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST.  On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST.  During the year ended September 30, 2008, management services of $5,997 (September 30, 2007 - $5,088) were charged to operations.  At September 30, 2008, $1,575 was owing to the President’s private company (September 30, 2007 - $5,088).

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 6

Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes.  The difference results from the following items

The significant components of the Company’s deferred tax assets are as follows:

	September 30, 2008 $	September 30, 2007 $

Net loss before income taxes	(39,189)	(36,205)
Statutory tax rate	34%	34%
Expected income tax recovery	(13,324)	(12,310)
Items recognized for tax	(160)	(160)
Unrecognized current benefit of operating losses	13,484	12,470

Total income taxes	–	–

The significant components of the Company’s deferred tax assets (liabilities) are as follows:

	September 30, 2008 $	September 30, 2007 $

Net operating losses	28,699	15,215
Technology rights in excess of tax value	(320)	(160)
Valuation allowance	(28,379)	(15,055)

Net deferred tax asset	–	–

The Company has approximately $83,000 of net operating loss carry forwards which may be used to offset future taxable income that expire at various amounts between 2026 and 2028.

The Company has provided a valuation allowance against its deferred tax assets given that it is in the development stage and there is substantial uncertainty as to the Company’s ability to realize future tax benefits through utilization of operating loss carry forwards.

Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8. CHANGES IN and DISAGREEMENTS WITH ACCOUNTANTS on ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Annual Evaluation – As of the date of this Annual Report (September 30, 2008), on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and our internal controls and procedures for financing reporting.

This evaluation was done under the supervision and with the participation of management, including our CEO/CFO.  Rules adopted by the Securities and Exchange Commission (“SEC”) requires that in this section of the Annual Report we present the conclusion of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO/CFO Certification – Appearing immediately following the Signatures section of this Annual Report (“Form 10-KSB”) there are two (2) separate forms of “Certification” of the CEO/CFO.  The second form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002, (Section 302 Certification”).  This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in Section 302 Certifications and this information should be read in conjunction with Section 302 Certifications for a more complete understanding of the topics presented.

Item 8A(T).  Controls and Procedures

Under the supervision and with the participation of management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this by this Annual Report on Form 10-KSB for the year ended September 30, 2008. Based upon that evaluation, the CEO/CFO concluded that, as of the end of the period covered by this Annual Report on Form 10-KSB, our disclosure controls and procedures were not effective, because certain deficiencies in internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

Management's Annual Report on Internal Control Over Financial Reporting

The financial statements, financial analyses and all other information included in this Annual Report on Form 10-KSB was prepared by the Company's management, which is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition and use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation.  Furthermore, due to changes in conditions, the effectiveness of internal controls may vary over time.

The material weaknesses identified are as follows:

We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual on an as needed consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also in charge of the general ledger (including the preparation of routine and non-routine journal entries and journal entries involving accounting estimates), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.  Further, the Company has not formed an audit committee which includes at least one person who meets the criteria of an audit committee financial expert as defined in Item 407(b)(5) of Regulation S-B.  The Company is in the process of taking appropriate action to ensure that the audit committee includes at least one financial expert with the meaning of Item 407(b)(5).

This Annual Report on Form 10-KSB does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 12, 2008, with respect to our sole officer and director:

Our business will be managed by our officer and director.

Name	Age	Position	Since
Marinus Jellema	58	President, Secretary, Treasurer and Director	October 12, 2005

From October 2005 until present, Marinus Jellema has been serving as President, CEO and CFO of Pacific Software, Inc.  From 2002 until June 2007, Mr. Jellema was Manager of Utilities for Catalyst Papers Inc. a large integrated pulp and paper mill located in Crofton, British Columbia, Canada, where he was responsible for an annual operating budget of just under 100 million Canadian dollars. Prior to August 2002 he was Manager of Utilities at the Powell River division of Catalyst Papers Inc. also in British Columbia. He currently serves as a member of the board of directors of Gravity West Mining, a company which has shares listed for trading on the on the TSX Venture Exchange. Gravity West Mining is a mining exploration company. Mr. Jellema is a graduate of the University of British Columbia with a Diploma in Urban Land Economics. He will devote approximately ten hours per week to the business of the Company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2007 to our principal executive officer or acting in a similar capacity during the last completed fiscal year :

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Marinus Jellema, President, Secretary, Treasurer, Chief Financial Officer, Director	10/12-05 (inception) to 9-30-07	$11,885	-0- -0-	-0- $	-0-	-0-	-0-	-0- -0- -0-

ITEM 11. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 12 2008 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage Ownership
Marinus Jellema (1) 2189 West 2nd Ave. Suite 11 Vancouver, BC V6K1H7	3,200,000	79%
George McNeill 3778 Westrige Ave. West Vancouver, BC V7V 3H5	320,000	7.9%
John McLaughlin 12480 204th Street Maple Ridge BC V2X 0T7	320,000	7.9%
All officers and directors as a group (2 people)	3,200,000	79%

The percentage ownership is calculated based on 4,049,000 shares of our common stock issued and outstanding as of December 12, 2008.

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

By agreement dated September 30, 2006 the President of the Company or his private company provides management services to the Company at $424 per month including GST. During the year ended September 30, 2008, management services of $5,997 (2007 - $5,888) were charged to operations. At September 30, 2008 $ Nil is owing to the President (2007 - $Nil).

PART III

ITEM 13.   EXHIBITS.

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	Description
31.1/31.2	Rule 13(a) - 14(a)/15(d) - 14(a) Certification of Principal Executive and Financial Officer.
32.1/31.2	Rule 1350 Certification of Chief Executive and Financial Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended September 30, 2008 and 2007, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2008	Year ended September 30, 2007
Audit fees (1)	$14,000	$13,050
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$14,000	$12,000

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

(3)

“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2008 and 2007.  Our principal accountants are currently preparing the 2007 tax return and did not prepare the tax returns for 2008 and 2007

(4)

“All other fees” consists of fees billed for all other services.

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

Date: December 17, 2008

By: /s/Marinus Jellema

Name: Marinus Jellema

Title: President,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marinus Jellema Marinus Jellema	President (principal executive officer), Chief Financial Officer (principal financial officer), Secretary, Treasurer, and member of the Board of Directors	December 17, 2008