Form 10-Q
period 2008-12-31
Pacific Software, Inc.
filed 2009-02-17
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number 333-143672

PACIFIC SOFTWARE, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	41-2190974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6517 GERKE PLACE, NANAIMO BC V9V1V8

(Address of principal executive offices)

250-701-1873

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

Yes  X      No     .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

Yes  X     No     .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes          No     .

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of February 10, 2009, the Company had 4,049,000 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, and accredited  filer, a non-accredited filer and smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer     .

Accelerated filer     .

Non-accredited filer     .

Smaller reporting company  X .

PACIFIC  SOFTWARE, INC.

TABLE OF CONTENTS

Page

Part I
Item 1. Financial Information	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Controls and Procedures	13

Part II
Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits and Reports on Form 8-K	14

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8

PACIFIC SOFTWARE INC.

(A Development Stage Company)

INTERIM BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$8,231	$18,055

Equipment – Note 3	927	-
Technology rights – Note 4	14,152	14,152

	$23,310	$32,207

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,942	$-
Due to related party – Note 6	1,575	1,575

	10,517	1,575

STOCKHOLDERS’ EQUITY

Capital stock – Note 5
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	110,051	110,051
Deficit accumulated during the development stage	(101,307)	(83,468)

	12,793	30,632

	$23,310	$32,207

Going concern – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

			October 12, 2005
	Three Months Ended		(inception)
	December 31,		to December 31,
	2008	2007	2008
Expenses
Depreciation	$133	$-	$133
Interest	-	-	2,074
Office and general	238	657	5,785
Management fees	1,575	1,272	13,460
Professional fees	15,618	8,895	70,500
Transfer and filing fees	275	334	4,105
Website development	-	-	5,250

Net loss	$(17,839)	$(11,158)	$(101,307)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	3,887,706

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

			October 12, 2005
	Three Months Ended		(inception)
	December 31,		to December 31,
	2008	2007	2008
Operating Activities
Net loss	$(17,839)	$(11,158)	$(101,307)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	-	(1,987)	-
Depreciation	133	-	133
Management fees accrued	-	(5,088)	1,575
Foreign exchange	-	-	1,748

Change in non-cash working capital items
Accounts payable and accrued liabilities	8,942	(2,226)	8,942

	(8,674)	(20,459)	(88,909)

Investing Activities
Purchase of equipment	(1,060)	-	(1,060)

	(1,060)	-	(1,060)

Financing Activities
Proceeds from issuance of common stock	-	104,500	114,100
Advances from (repayments to) related party	-	(19,412)	(15,900)
Cash used in settlement of promissory notes	-	(15,900)	-

	-	69,188	98,200

Increase (decrease) in cash	(9,824)	48,729	8,231

Cash, beginning	18,055	136	-

Cash, ending	$8,231	$48,865	$8,231

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,074	$2,074

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a negative working capital of $2,286 at December 31, 2008, and has accumulated a deficit of $101,307 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2

Newly adopted Accounting Policy

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which are generally 2 to 5 years. The cost of repairs and maintenance is charged to expense as incurred.  Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Note 3

Equipment

Equipment consists of the following:

	December 31	September 30
	2008	2008

Computer equipment	$1,060	$-
Less: Accumulated depreciation	(133)	-

	$927	$-

Note 4

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006, the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.

The LargeFilesASAP software allows the transfer of large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.  The Company intends to continue to develop and market the software.

Note 5

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

During the three month period ended December 31, 2008 there were no issuances of common stock.

As at December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 6

Related Party Transactions

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST.  On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST.  During the three month period ended December 31, 2008, management services of $1,575 (December 31, 2007 - $1,272) were charged to operations.  At December 31, 2008, $1,575 was owing to the President’s private company (September 30, 2008 - $1,575).

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

Results of Operations for the Three Month Period Ended December 31, 2008 and 2007

We did not generate any revenue for the three months ended December 31, 2008 or 2007.   Our expenses were $17,839 for the three months ended December 31, 2008 compared to $11,158 for the same period in 2007.  From inception to December 31, 2008 our expenses were $101,307.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $17,839 for the three months ended December 31, 2008 compared to net loss of $11,158 for the same period of 2007.

Liquidity and Capital Resources

At December 31, 2008, we had total assets of $23,310.  Current assets consisted of $8,231in cash, $927 in property and equipment, $14,152 in technology rights.  Total current liabilities at December 31, 2008 were $ 10,517and consisted of $8,942 in accounts payable and $1,575 due to a related party.  We do not anticipate any capital expenditures in the next twelve months.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “Smaller Reporting Company”, we are not required to provide the information by this Item.

ITEM 4.

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit  under the Exchange act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms , including controls and procedures designed to ensure that this information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. It should be noted that because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a – 15(b) of the Exchange Act, as of December 31, 2008.  Based on this evaluation our Chief Executive Officer concluded our disclosure controls and procedures (as defined in Rule 13a -15(e) of the Exchange Act) were effective as of December 31, 2008.

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

Through December 31, 2008, we have used the proceeds as follows:

Repay Stockholder Loans	$37,386
Professional Fees	$29,132
Software Development and Advertising	$9,765
Office and Miscellaneous Expenses	$7,235
Management Fees (current and prior)	$15,600
Total Used	$99,118
Balance Not Used	$5,513

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Pacific Software, Inc. during the quarter ended December 31, 2008.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation SK.

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

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

Date: February 12, 2008

By: /s/ Marinus Jellema

Marinus Jellema

President and Chief Financial Officer

13