Form 10-Q
period 2009-03-31
Pacific Software, Inc.
filed 2009-05-20
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes  X      No     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           No     .

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

As of May 10, 2009, the Company had 4,049,000 shares of $0.001 par value common stock issued and outstanding.

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

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENTS OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8

PACIFIC SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$3,477	$18,055

Equipment – Note 3	794	-
Technology rights – Note 4	14,152	14,152

	$18,423	$32,207

LIABILITIES
Current
Accounts payable and accrued liabilities	$8,125	$-
Due to related party – Note 6	1,575	1,575

	9,700	1,575

STOCKHOLDERS’ EQUITY

Capital stock – Note 5
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding:
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	110,051	110,051
Deficit accumulated during the development stage	(105,377)	(83,468)

	8,723	30,632

	$18,423	$32,207

Going concern – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					October 12, 2005
	Three Months Ended		Six Months Ended		(inception)
	March 31,		March 31,		to March 31,
	2009	2008	2009	2008	2009
Expenses
Depreciation	$133	$-	$266	$-	$266
Interest	-	-	-	-	2,074
Office and general	-	-	238	657	5,785
Management fees	1,575	1,575	3,150	2,847	15,035
Professional fees	2,012	6,322	17,630	15,217	72,512
Transfer and filing fees	350	371	625	705	4,455
Website development costs	-	5,000	-	5,000	5,250

Net loss	$(4,070)	$(13,268)	$(21,909)	$(24,426)	$(105,377)

Basic and diluted loss per share	$(0.001)	$(0.003)	$(0.005)	$(0.006)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	3,967,913

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			October 12, 2005
	Six Months Ended		(inception)
	March 31,		to March 31,
	2009	2008	2009
Operating Activities
Net loss	$(21,909)	$(24,426)	$(105,377)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	-	(1,987)	-
Depreciation	266	-	266
Management fees accrued	-	(5,088)	1,575
Foreign exchange	-	-	1,748

Change in non-cash working capital items
Prepaid expenses	-	(199)	-
Accounts payable and accrued liabilities	8,125	(3,108)	8,125

	(13,518)	(34,808)	(93,663)

Investing Activities
Purchase of equipment	(1,060)	-	(1,060)

	(1,060)	-	(1,060)

Financing Activities
Proceeds from issuance of common stock	-	104,500	114,100
Advances from (repayments to) related party	-	(35,312)	(15,900)

	-	69,188	98,200

Increase (decrease) in cash	(14,578)	34,380	3,477

Cash, beginning	18,055	136	-

Cash, ending	$3,477	$34,516	$3,477

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$2,074	$2,074

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note 1

Nature And Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a negative working capital of $6,223 at March 31, 2009, and has accumulated a deficit of $105,377 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its equipment or whether the remaining balance should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Note 3

Equipment

Equipment consists of the following:

	March 31	September 30
	2009	2008

Computer equipment	$1,060	$-
Less: Accumulated depreciation	(266)	-

	$794	$-

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

During the six month period ended March 31, 2009 there were no issuances of common stock.

As at March 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 6

Related Party Transactions

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST.  On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST.  During the six month period ended March 31, 2009, management services of $3,150 (2008 - $2,847) were charged to operations.  At March 31, 2009, $1,575 was owing to the President’s private company (September 30, 2008 - $1,575).

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

Results of Operations for the Three Month Period Ended March 31, 2009 and 2008

We did not generate any revenue for the three months ended March 31, 2009 or 2008.   Our expenses were $4,070 for the three months ended March 31, 2009 compared to $13,268 for the same period in 2008.  From inception to March 31, 2009 our expenses were $105,377.  Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion.  The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our SB-2 registration statement and periodic reports required to be filed with the Securities and Exchange Commission.  As a result, we have reported a net loss of $4,070 for the three months ended March 31, 2009 compared to net loss of $13,268 for the same period of 2008.

Liquidity and Capital Resources

At March 31, 2009, we had total assets of $18,423.  Current assets consisted of $3,477 in cash, $794 in property and equipment, $14,152 in technology rights.  Total current liabilities at March 31, 2009 were $9,700 and consisted of $8,125 in accounts payable and $1,575 due to a related party.  We do not anticipate any capital expenditures in the next twelve months.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a – 15(b) of the Exchange Act, as of March 31, 2009.  Based on this evaluation our Chief Executive Officer concluded our disclosure controls and procedures (as defined in Rule 13a -15(e) of the Exchange Act) were effective as of March 31, 2009..

PART II   OTHER INFORMATION

ITEM 2.   Recent Sales of Equity Securities and Use of Proceeds

None.

ITEM 6.   Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Pacific Software, Inc. during the quarter ended March 31, 2009.

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

Date: May 20, 2009

By: /s/ Marinus Jellema

Marinus Jellema

President and Chief Financial Officer