Form 10-K
period 2009-09-30
Pacific Software, Inc.
filed 2010-02-11
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2009

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission File No: 001-34379

PACIFIC SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	41-2190974 (I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129 Carson City, Nevada (Address and telephone number of Principal Executive Offices)	89706 (Zip Code)

(702) 234-4148

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 10, 2010, was $0.

The number of shares outstanding of the registrant’s common stock as of February 10, 2010, was 4,049,000.

PACIFIC SOFTWARE, INC.

PART I

Item 1. Business.

General.

We were formed as Pacific Mining, Inc., a Nevada corporation, on October 12, 2005. On November 28, 2006, we changed our name to Pacific Software, Inc. and were engaged in the business of developing and marketing a large file transfer software package named LargeFilesASAP. In December 2009, our management changed and the new management discontinued our business of developing and marketing LargeFilesASAP.

Our Business.

In December 2009, we ceased operations and are now focusing our efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and stockholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our stockholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•

available technical, financial and managerial resources;

•

working capital and other financial requirements;

•

the history of operations, if any;

•

prospects for the future;

•

the nature of present and expected competition;

•

the quality and experience of management services which may be available and the depth of the management;

•

the potential for further research, development or exploration;

•

the potential for growth and expansion;

•

the potential for profit;

•

the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and

•

other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•

descriptions of product, service and company history;

•

management resumes;

•

financial information;

•

available projections with related assumptions upon which they are based;

•

an explanation of proprietary products and services;

•

evidence of existing patents, trademarks or service marks or rights thereto;

•

present and proposed forms of compensation to management;

•

a description of transactions between the prospective entity and its affiliates;

•

relevant analysis of risks and competitive conditions;

•

a financial plan of operation and estimated capital requirements; and

•

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

As of February 10, 2010, we have no employees. We expect we will utilize independent contractors, consultants, and other personnel from time to time to assist in our business efforts. We are not a party to any employment agreements.

RISK FACTORS

Ownership of our common stock involves a high degree of risk; you should consider carefully the factors set forth below, as well as other information contained in this Annual Report.

RISKS RELATED TO OUR BUSINESS

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this Form 10-K, before deciding to buy our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed and, as a result, the price and value of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry.

Because we are a new business and we have not proven our ability to generate profit, an investment in our company is risky.

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $136,671 from October 12, 2005 through September 30, 2009. We have changed our business strategy and are now focusing our efforts on seeking a business opportunity. If we are not able to complete the successful development of our business plan, generate significant revenues, and attain sustainable profitable operations, then our business will fail.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. We have had negative cash flow from operations of approximately $136,671 from our inception in October 2005 through September 30, 2009. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 are substantial and may result in us having insufficient funds to operate our potential business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with remaining a public company. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

There is considerable risk embedded in business acquisition, which may materially adversely affect our business, financial condition or results of operations.

We will attempt to locate and negotiate with a business entity for the merger of, or the contribution of the assets of, another company into us. Any business acquisition could present a number of risks, including incorrect assumptions regarding the future results of acquired operations or assets and insufficient knowledge of the operation and market of an acquired business. Furthermore, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our stockholders.

No assurances can be given that we will be successful in locating or negotiating with any target company. If we are unsuccessful in completing any such acquisition of another business, operations, or assets or if such business opportunity does not arise, our future growth, business, financial condition or results of operations could be materially adversely affected. In the event that a target company is located, we cannot guaranty that an acquisition of such target company will assist us in realizing out business objectives.

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

We do not currently anticipate declaring and paying dividends to our stockholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Shares of stock that are eligible for sale by our stockholders may decrease the price of our stock.

We have 4,049,000 shares outstanding, of which 209,000 shares are freely tradable. The remaining 3,840,000 shares are restricted shares and may not be sold under Rule 144 until one year after we file a Current Report on Form 8-K following the closing of a qualifying transaction, as to which closings we cannot provide any assurances, or unless such shares have been registered for resale with the Securities and Exchange Commission. If a public market for our stock should develop and if those holders are able to sell substantial amounts of our stock, then the market price of our stock could decrease.

We may issue more stock without stockholder input or consent which could dilute the book value of your investment.

The board of directors has authority, without action by or vote of the stockholders, to issue all or part of the authorized but unissued shares. In addition, the board of directors has authority, without action by or vote of the stockholders, to fix and determine the rights, preferences, and privileges of the preferred stock, which may be given voting rights superior to that of the common stock in this offering. Any issuance of additional shares of common stock or preferred stock will dilute the ownership percentage of stockholders and may further dilute the book value of our shares. It is likely we will seek additional capital in the future to fund operations. Any future capital will most likely reduce investors in this offerings percentage of ownership.

You will not receive dividend payments.

We have not paid and do not plan to pay dividends in the foreseeable future even if our operations are profitable. Earnings, if any, will be used to expand our operations, hire additional staff, pay operating expenses and salaries, rather than to make distributions to stockholders. Future value of an investment will be tied to an increase in Princeton enterprise value and/or market price of our common stock, if trading on an exchange or market.

Item 2. Properties.

We do not currently own any property. We utilize office space in the residence of our President at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal year ended September 30, 2009, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Commencing on September 18, 2008, our common stock was eligible for quotation on the OTC Bulletin Board. Because of a lack of quotations by a broker-dealer, on November 17, 2009, we lost our eligibility. We are not currently listed or traded on any market, but the Company’s intention is to request a broker-dealer to apply to the Financial Industry Regulatory Authority in the near future to reestablish the eligibility of our common stock for quotation on the OTC Bulletin Board. As of February 10, 2010, no shares of our common stock have traded. As of February 10, 2010, there were 66 record holders of our common stock.

Reports to Security Holders.

We filed annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Dividends.

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

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information.

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities.

On December 3, 2009, we sold and issued 3,200,000 shares of our common stock to our President, Harrysen Mittler, and an aggregate of 640,000 shares to four otherwise unaffiliated persons, all at par value. The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended. We believe that such exemption was available because (i) no advertising or general solicitation was employed in offering the shares, (ii) the offers and sales were made solely to accredited investors known to one or more of our directors, the largest of which investors concurrently became one of our directors and executive officers, and (iii) transfers were restricted in accordance with the requirements of such Act (including by legending of certificates representing the securities).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2009. Effective December 3, 2009, we entered into a Contribution Agreement with Marinus Jellema, an executive officer and director of the Company, in connection with which he contributed to our treasury for cancellation 3,840,000 shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations.

We are a development stage corporation. We have generated no revenues from our business operations since inception and have incurred $136,671 in expenses through September 30, 2009.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2009 and 2008, respectively.

Balance Sheet Data
	September 30, 2009	September 30, 2008
Cash	$1,915	$18,055
Total assets	$2,444	$32,207
Total liabilities	$25,015	$1,575
Stockholders’ equity	$(22,571)	$30,632

Plan of Operation.

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

In its report on our September 30, 2009 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern. See Note 1 to our financial statements. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception.

Period from October 12, 2005 (inception) to September 30, 2009.

We did not generate any revenue from October 12, 2005 (inception) to September 30, 2009. From inception to September 30, 2009 our expenses were $136,671. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel for preparation of our registration statement.

Period from September 30, 2008 to September 30, 2009.

We did not generate any revenue from September 30, 2008 to September 30, 2009. From September 30, 2008 to September 30, 2009, our expenses increased by $14,014, substantially all of which was due to our impairment of our technology rights in connection with our change in business strategy. There was also a $6,000 increase in combined professional, administrative, and management fees, which were offset by a $6,000 decrease in website development expenses. We have reported a net loss of $53,203 and $39,189 respectively, for the periods ended September 30, 2009 and 2008.

Liquidity and Capital Resources

Since inception of the Company on October 12, 2005, to September 30, 2009, the Company has issued 7,889,000 common shares, of which 4,049,000 are outstanding, for total proceeds of approximately $114,100.

At September 30, 2009 we had total assets of $2,444. Current assets consisted of $1,915 in cash, $528 in computers net of depreciation, and technology rights valued at $1. Total current liabilities at September 30, 2009 consisted of $25,015 payable to a related party. We have been released of this liability as of December 3, 2009.

We do not anticipate any capital expenditures in the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8. Financial Statements and Supplementary Data.

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting.

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

▪

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act during the fiscal year ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

Our business will be managed by our officers and directors. The following table sets forth certain information, as of February 10, 2010, with respect to our officers and directors:

Name	Age	Position	Since
Harrysen Mittler	57	President, Secretary, Director	December 3, 2009
Marinus Jellema	59	Chief Financial Officer	October 12, 2005

Effective December 3, 2009, Harrysen Mittler, was appointed as President and Secretary and as a member of the board of directors of Pacific Software, Inc. Mr. Mittler has over 25 years of experience in corporate finance, business administration, and commerce. He has served as a corporate and management consultant to various enterprises and commenced his career with Deloitte Haskins & Sells (now Deloitte LLP). Since 1995, Mr. Mittler has also served in a senior executive capacity with several public companies, most recently (between March 2004 and May 2005), as a Director and Chief Financial Officer of Nortia Capital Partners, Inc., a company that provided merchant banking-type services and managerial, accounting, and financial advice to micro-cap publicly traded companies and private companies seeking to become publicly traded.

From October 2005 until December 3, 2009, Marinus Jellema served as President, CFO, Secretary and as a member of the board of directors of Pacific Software, Inc. Mr. Jellema resigned his positions as President and Secretary of the Company on December 3, 2009, but continues to serve as CFO and a director. From 2002 until June 2007, Mr. Jellema was Manager of Utilities for Catalyst Papers Inc. a large integrated pulp and paper mill located in Crofton, British Columbia, Canada, where he was responsible for an annual operating budget of just under 100 million Canadian dollars. Prior to August 2002 he was Manager of Utilities at the Powell River division of Catalyst Papers Inc. also in British Columbia. He currently serves as a member of the board of directors of Gravity West Mining, a company that has shares listed for trading on the on the TSX Venture Exchange. Gravity West Mining is a mining exploration company. Mr. Jellema is a graduate of the University of British Columbia with a Diploma in Urban Land Economics.

Involvement in Certain Legal Proceedings.

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

Board of Directors.

None of our directors receives any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our entire board serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors. Neither of our two directors is independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Employment Agreements.

None.

Compliance with Section 16(a) of the Exchange Act.

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

Compensation of Directors.

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended September 30, 2009, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2009 to our principal executive officer or anyone acting in a similar capacity during the last completed fiscal year:

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
Marinus Jellema, President, Secretary, Chief Financial Officer, Director	9-30-08	5,997	0	0	0	0	0	0
	9-30-09	4,725	0	0	0	0	0	0

Employment and Consulting Agreements.

There were no employment contracts or consulting agreements with our directors or officers during the year ended September 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of February 10, 2010 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of	Amount and Nature of	Percentage of Outstanding
Beneficial Owner	Beneficial Relationship	Common Stock(1)

Harrysen Mittler	3,200,000	79%
4040 Creditview Road Suite 11-183
Mississauga
Ontario, Canada L5C 3Y8

Marinus Jellema	0	0%
2189 West 2nd Avenue Suite 11
Vancouver, BC V6K 1H7

All officers and Directors, as a group (two individuals)	3,200,000	79%

The percentage ownership is calculated based on 4,049,000 shares of our common stock issued and outstanding as of February 10, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2009, we entered into a Contribution Agreement with Marinus Jellema, our founder, executive officer, and member of our board of directors, pursuant to which he discharged and released us of our $25,015 debt in his favor and contributed to our treasury for cancellation the 3,840,000 shares of our common stock that he owned of record or beneficially and we transferred to him substantially all of the assets that we had acquired from him on October 30, 2006. The assets consisted of the LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to the LargeFilesASAP products and trademarks and the computer asset.

We also sold and issued 3,200,000 shares of our common stock to Harrysen Mittler, who is the President, Secretary, and a member of the board of directors of the Company.

We are not presently required to have independent directors. Neither of our two directors is independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2009	Year ended September 30, 2008
Audit fees (1)	$9,200	$20,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$9,200	$20,000

(1) “Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2) “Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) “Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2009 and 2008. Our principal accountants are currently preparing the tax returns for the years 2008 and 2009. All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures.

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2009 and 2008. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimus standards.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements required by Item 8 are presented in the following order:

Board of Directors

Pacific Software, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Pacific Software, Inc. as of September 30, 2009 and the related statements of operations, stockholders’ equity and cash flows for the year ending September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the schedule of accounts receivable is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the schedule of accounts receivable. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Software, Inc. as of September 30, 2009, the results of operations, stockholders’ equity and its cash flows for the year ended September 30, 2009 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ R.R. Hawkins & Associates International, PSC

January 29, 2010

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2009	2008

ASSETS
Current
Cash	$1,915	$18,055
Equipment – Note 4	528	-
Technology rights – Note 5	1	14,152
	$2,444	$32,207
LIABILITIES
Current
Accounts payable and accrued liabilities	$6,865	$-
Due to related party – Notes 5 and 7	18,150	1,575
	25,015	1,575
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	110,051	110,051

Deficit accumulated during the development stage	(136,671)	(83,468)
	(22,571)	30,632
	$2,444	$32,207

Going concern – Note 1

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year	Year	October 12, 2005
	Ended	Ended	(inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Expenses
Depreciation	$532	$-	$532
Impairment of technology rights	14,151	-	14,151
Interest	84	87	2,158
Management fees	6,300	5,997	18,185
Office and general	209	570	5,756
Professional fees	29,565	23,455	84,447
Transfer and filing fees	2,362	3,830	6,192
Website development	-	5,250	5,250
Net loss	$(53,203)	$(39,189)	$(136,671)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding – basic and diluted	4,049,000	4,008,456

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year	Year	October 12, 2005
	Ended	Ended	(inception)
	September 30,	September 30,	to September 30,
	2009	2008	2009
Operating Activities
Net loss	$(53,203)	$(39,189)	$(136,671)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest payable	-	-	-
Depreciation	532	-	532
Impairment of technology rights	14,151	-	14,151
Management fees accrued	1,575	-	3,150
Foreign exchange	-	-	1,748
Change in non-cash working capital items
Accounts payable and accrued liabilities	6,865	(6,580)	6,865
	(30,080)	(45,769)	(110,225)
Investing Activities
Purchase of equipment	(1,060)	-	(1,060)

	(1,060)	-	(1,060)

Financing Activities
Proceeds from issuance of common stock	-	104,500	114,100
Advances from (repayments to) related party	15,000	(40,812)	(900)
	15,000	63,688	113,200
Increase (decrease) in cash	(16,140)	17,919	1,915
Cash, beginning	18,055	136	-

Cash, ending	$1,915	18,055	1,915

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	2,074	$2,074
Income taxes	$-	$-	$-

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

for the period October 12, 2005 (Inception) to September 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 12, 2005 (Inception)	-	$-	$-	$-	$-
Issued for cash:
Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	3,200
August, 2006 – at $0.01	640,000	640	5,760	-	6,400
Net loss	-	-	-	(8,074)	(8,074)
Balance, September 30, 2006	3,840,000	3,840	5,760	(8,074)	1,526

Net loss	-	-	-	(36,205)	(36,205)
Balance, September 30, 2007	3,840,000	3,840	5,760	(44,279)	(34,679)
Issued for cash;
Common stock December 2007 – at $0.50	209,000	209	104,291	-	104,500

Net loss	-	-	-	(39,189)	(39,189)
Balance, September 30, 2008	4,049,000	$4,049	$110,051	$(83,468)	$30,632

Net loss	-	-	-	(53,203)	(53,203)
Balance, September 30, 2009	4,049,000	$4,049	$110,051	$(136,671)	$(22,571)

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2009

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30. The Company is in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name. To date no revenues have been generated.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has a negative working capital deficit of $23,100 at September 30, 2009, and has accumulated a deficit of $136,671 since inception and further losses are anticipated in developing the Company’s business plans. The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Development Stage Company

The Company is a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Technology rights

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for the Company on September 15, 2009. The guidance did not have an impact on the Company’s financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 15, 2009. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended existing guidance. The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the disclosure provisions of the guidance as of September 30, 2009. See Note 3 for additional information related to the adoption of the guidance. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2008, the FASB issued authoritative guidance on disclosures by public entities (enterprises) about transfers of financial assets and interests in variable interest entities.” This disclosure-only guidance improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. The Company adopted the disclosure provisions of the guidance as of December 30, 2008. There was no impact on the Company’s quarterly financial statements resulting from the adoption of this standard.

Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in fiscal 2011, with early adoption permitted. The guidance applies on a prospective basis unless the Company specifically elects to apply the guidance retrospectively. The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements (cont’d)

In June 2009 the FASB issued authoritative guidance which amended existing guidance for the accounting for transfers of financial assets. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance is effective for the Company commencing October 1, 2009. Earlier application is prohibited. This guidance must be applied to transfers occurring on or after the effective date. The Company is assessing the effect that the implementation of this guidance will have on the financial statements.

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The guidance is effective for the Company for the fiscal year commencing on October 1, 2009. The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets. The guidance requires additional disclosures about plan assets related to an employer’s defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets. The disclosure provisions of the guidance are effective for the Company for the fiscal year commencing on October 1, 2009. The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities. The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method. The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share. The guidance is effective for the Company for the fiscal year commencing on October 1, 2009, and shall be applied retrospectively to all prior periods. The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

In April 2008, the FASB issued authoritative guidance for determining the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance is effective for the Company for the fiscal year commencing on October 1, 2009. The Company has determined that the guidance will not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB revised the authoritative guidance for business combinations. The revised guidance retains the underlying concepts of the existing guidance in that business combinations are still accounted for at fair value. However, the accounting for certain other aspects of business combinations will be affected. Acquisition costs will generally be expensed as incurred. Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. In-process research and development will be recorded at fair value as an indefinite-lived intangible at the acquisition date until it is completed or abandoned and its useful life can be determined. Changes in deferred tax asset valuation allowances and uncertain tax positions after the acquisition date will generally impact income tax expense. The revised guidance also expands required disclosures surrounding the nature and financial effects of business combinations. The revised guidance is effective, on a prospective basis, for the fiscal year commencing October 1, 2009. The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements (cont’d)

In December 2007, the FASB issued authoritative guidance for noncontrolling interests in consolidated financial statements. The guidance requires the recognition of a noncontrolling interest (minority interest prior to the adoption of the guidance) as equity in the Consolidated Financial Statements. The amount of net income attributable to the noncontrolling interest should be included in consolidated net income on the face of the Consolidated Statements of Operations. The guidance also amends certain existing consolidation procedures in order to achieve consistency with the requirements of the revised authoritative guidance for business combinations discussed above. The guidance also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The guidance is effective for the Company for the fiscal year commencing on October 1, 2009. The Company has determined that the guidance will not have a material impact on its financial position, results of operations or cash flows.

Note 3

Financial Instruments

The Company adopted new authoritative guidance on October 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the guidance expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company’s financial assets and liabilities which consist of cash, accounts payable and accrued liabilities and promissory note payable, in management’s opinion approximate their fair value due to the short maturity of such instruments. There financial assets and liabilities are valued using level 1 inputs. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

Note 4

Equipment

Equipment consists of the following:

	September 30	September 30
	2009	2008

Computer equipment	$1,060	$-
Less: Accumulated depreciation	(532)	-
	$528	$-

Note 5

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900). The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand. During the year ended September 30, 2008 the Company repaid the promissory note. During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1. (2008 - $14,152)

The LargeFilesASAP software allows the transfer of large electronic files over the Internet by login on the Company’s server and entering a recipient’s e-mail address.

Note 6

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

As at September 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 7

Related Party Transactions

At September 30, 2009, the President of the Company had made cash advances of $15,000 (2008 - $nil). These amounts were unsecured, without interest, with no specified repayment terms.

By agreement dated September 30, 2006, the President of the Company or his private company provided management services to the Company at $424 per month including GST. On January 1, 2008 this agreement was renegotiated to the amount of $525 including GST. During the year ended September 30, 2009, management services of $6,300 (2008 - $5,997) were charged to operations. At September 30, 2009, $3,150 was owing to the President’s private company (2008 - $1,575).

These transactions were recorded at the exchange amount which is the amount agreed to by the related parties.

Note 8

Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate of 34% to income before income taxes. The difference results from the following items

The significant components of the Company’s deferred tax assets are as follows:

	September 30, 2009	September 30, 2008
Net loss before income taxes	$(53,203)-	$(39,189)
Statutory tax rate	34%	34%
Expected income tax recovery	(18,089)-	(13,324)
Items recognized for tax	0-	(160)
Unrecognized current benefit of operating losses	(18,089)-	13,484
Total income taxes	$-	$-

The significant components of the Company’s deferred tax assets (liabilities) are as follows:

	September 30, 2009	September 30, 2008
Net operating losses	$53,203-	$28,699
Technology rights in excess of tax value	0-	(320)
Valuation allowance	(53,203)-	(28,379)
Net deferred tax asset	$-	$-

The Company has approximately $136,351 of net operating loss carry forwards which may be used to offset future taxable income that expire at various amounts between 2026 and 2029.

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

Note 9

Subsequent Events

The Company evaluated subsequent events through the financial statements filing date of February 10, 2010.

Effective December 3, 2009, the Company entered into a Contribution Agreement with Marinus Jellema, the Company’s founder, executive officer, and member of the board of directors, pursuant to which he discharged and released a $25,015 debt in his favor and contributed to the Company’s treasury for cancellation the 3,840,000 shares of the Company’s common stock that he owned of record or beneficially and the Company transferred to him substantially all of the assets that the

Company had acquired from him on October 30, 2006. The assets consisted of the LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to the LargeFilesASAP products and trademarks.

On December 3, 2009, the Company sold and issued 3,200,000 shares of common stock to Harrysen Mittler and an aggregate of 640,000 shares to four otherwise unaffiliated persons, all at par value.

On December 29, 2009, the Company executed and delivered a non-binding Letter of Intent with Atlantis Internet Group Corp. (“AIGC”), pursuant to the terms of which the Company would acquire all of its outstanding capital stock in consideration of our issuing shares of our common stock to AIGC. The number of shares to be issued is to be determined by negotiations between AIGC and the Company prior to the closing of the transaction contemplated by the Letter of Intent. This Letter of Intent expired on January 31, 2010.

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

“DMCL”

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

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid-in	Development
	Number	Par Value	Capital	Stage	Total

Balance, October 12, 2005 (Inception)	-	$-	-	-	-
Issued for cash:
Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	3,200
August, 2006 – at $0.01	640,000	640	5,760	-	6,400
Net loss	-	-	-	(8,074)	(8,074)
Balance, September 30, 2006	3,840,000	3,840	5,760	(8,074)	1,526

Net loss	-	-	-	(36,205)	(36,205)
Balance, September 30, 2007	3,840,000	3,840	5,760	(44,279)	(34,679)
Issued for cash;
Common stock December 2007 – at $0.50	209,000	209	104,291	-	104,500

Net loss	-	-	-	(39,189)	(39,189)
Balance, September 30, 2008	4,049,000	$4,049	110,051	(83,468)	30,632

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Income Taxes (Continued)

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

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
10.1*	Contribution Agreement, effective as of December 3, 2009, by and between Pacific Software Inc., a Nevada corporation, and Marinus Jellema.
23.1*	Consent of Dale Matheson Carr-Hilton Labonte, LLP.
31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

By:	/s/ HARRYSEN MITTLER
Harrysen Mittler
President, Secretary, and Director

Date: February 10, 2010

By:	/s/ MARINUS JELLEMA
Marinus Jellema
Treasurer and Director

Date: February 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRYSEN MITTLER	President, Secretary, and Director	February 10, 2010
Harrysen Mittler	(Principal Executive Officer)

/s/ MARINUS JELLEMA	Chief Financial Officer and Director	February 10, 2010
Marinus Jellema	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
10.1*	Contribution Agreement, effective as of December 3, 2009, by and between Pacific Software Inc., a Nevada corporation, and Marinus Jellema.
23.1*	Consent of Dale Matheson Carr-Hilton Labonte, LLP.
31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.