Form 10-K/A
period 2009-09-30
PACIFIC SOFTWARE, INC.
filed 2010-02-25
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

(714) 966-8807

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

RISKS RELATED TO OUR BUSINESS

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this Form 10-K/A, before deciding to buy our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed and, as a result, the price and value of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting.

Our internal controls over financial reporting are designed by, or under the supervision of our Principal Executive Officer and Principal Financial Officer or persons performing similar functions, and effected by our board of directors and management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management has the responsibility to establish and maintain adequate internal controls over financial reporting.   Our internal control over financial reporting includes those policies and procedures that:

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

Board of Directors

Pacific Software, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Pacific Software, Inc. as of September 30, 2009 and the related statements of operations, stockholders’ equity and cash flows for the year ending September 30, 2009 and October 12, 2005 (date of inception) to September 30, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Software, Inc. as of September 30, 2009, the results of operations, stockholders’ equity and its cash flows for the year ended September 30, 2009 and the results of operations, stockholders’ equity and its cash flows from October 12, 2005 (date of inception) to September 30, 2009, for which we relied on the prior auditor findings, in conformity with generally accepted accounting principles in the United States of America.

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

PACIFIC SOFTWARE, INC.

By:	/s/ HARRYSEN MITTLER
Harrysen Mittler
President, Secretary, and Director

Date: February 24,2010

By:	/s/ MARINUS JELLEMA
Marinus Jellema
Treasurer and Director

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HARRYSEN MITTLER	President, Secretary, and Director	February 24, 2010
Harrysen Mittler	(Principal Executive Officer)

/s/ MARINUS JELLEMA	Chief Financial Officer and Director	February 24, 2010
Marinus Jellema	(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
10.1*	Contribution Agreement, effective as of December 3, 2009, by and between Pacific Software Inc., a Nevada corporation, and Marinus Jellema.
23.1*	Consent of Dale Matheson Carr-Hilton Labonte, LLP.
31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Filed herewith.