Form 10-Q
period 2009-12-31
PACIFIC SOFTWARE, INC.
filed 2010-02-25
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

 to

Commission File Number:  001-34379

PACIFIC SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2190974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, Nevada	89706
(Address of principal executive offices)	(Zip Code)

(714) 966-8807
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer .	Accelerated filer .

Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

4,049,000 shares of common stock issued and outstanding at February 24, 2010.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2009

A Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations. These statements may be identified by their use of words like “plans,” “expect,” “aim,” “believe,” “projects,” “anticipate,” “intend,” “estimate,” “will,” “should,” “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about our business strategy, expenditures, and financial results, are forward-looking statements. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur.

Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC SOFTWARE INC.

 (A Development Stage Company)

 CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	unaudited	audited
ASSETS
Current
Cash	$1,852	$1,915

Equipment – Note 4	0	528
Technology rights – Note 5	0	1

	$1,852	$2,444

LIABILITIES
Current
Accounts payable and accrued liabilities	861	6,865
Due to related party – Notes 5 and 7	0	18,150
	861	25,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	138,012	110,051
Share subscriptions receivable	(3,840)	0
Deficit accumulated during the development stage	(137,230)	(136,671)

Total Stockholders' Equity	991	(22,571)

Total Liabilities and Stockholders' Equity	$1,852	$2,444

Going concern – Note 1

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	3 months	3 months	October 12, 2005
	Ended	Ended	(inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009
Expenses
Depreciation	$-	$133	$532
Impairment of technology rights	-		14,151
Interest	18	-	2,176
Management fees	-	1,575	18,185
Office and general	-	238	5,756
Professional fees	-	15,618	84,447
Transfer and filing fees	541	275	6,733
Website development	-	-	5,250

Net loss	$(559)	$(17,839)	$(137,230)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	3 Months	3 Months	October 12, 2005
	Ended	Ended	(inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Operating Activities
Net loss	$(559)	$(17,839)	$(137,230)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	(6,003)	8,940	861
Depreciation	-	133	-
Impairment of technology rights	-	-	-
Management fees accrued	-	-	-
Subscription Receivable	-	-	(3,840)

Change in non-cash working capital items
Change in Related Party notes	(18,150)	-	-
Write-off of Equipment	528	-	-
APIC Adjustment	27,961	-	27,961
	3,777	(8,766)	(112,248)

Investing Activities
Purchase of equipment	-	(1,060)	-
	-	(1,060)	-

Financing Activities
Proceeds from issuance of common stock	3,840	-	114,100
Advances from (repayments to) related party	-	-	-
Cash used in settlement of promissory note	-	-	-
	3,840	-	114,100

Increase (decrease) in cash	(63)	(9,826)	1,852

Cash, beginning	1,915	18,055	-

Cash, ending	$1,852	$8,229	$1,852

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$2,074
Income taxes	$-	$-	$-

PACIFIC SOFTWARE INC.

 (A Development Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

 for the period October 12, 2005 (Inception) to September 30, 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Shares		Paid-in	Subscriptions	Development
	Number	Par Value	Capital	Receivable	Stage	Total

Balance, October 12, 2005 (Inception)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:						-
Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	-	3,200
August, 2006 – at $0.01	640,000	640	5,760	-	-	6,400
Net loss	-	-	-	-	(8,074)	(8,074)
Balance, September 30, 2006	3,840,000	3,840	5,760	-	(8,074)	1,526
						-
Net loss	-	-	-	-	(36,205)	(36,205)
Balance, September 30, 2007	3,840,000	3,840	5,760	-	(44,279)	(34,679)

Issued for cash:
Common stock December 2007 – at $0.50	209,000	209	104,291	-	-	104,500
Net loss	-	-	-	-	(39,189)	(39,189)
Balance, September 30, 2008	4,049,000	4,049	110,051	-	(83,468)	30,632

Net loss	-	-	-	-	(53,203)	(53,203)
Balance, September 30, 2009	4,049,000	4,049	110,051	-	(136,671)	(22,571)

Cancellation of Common Stock	(3,840,000)	(3,840)	-	-	-	(3,840)
Issued for Cash Common Stock	3,840,000	3,840	-	(3,840)	-	-
Gain realized on divestiture of related party	-	-	27,961	-	-	27,961
Net loss	-	-	-	-	(559)	(559)
Balance, December 31, 2009	4,049,000	$ 4,049	$ 138,012	$ (3,840)	$ (137,230)	$ 991

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

December 31, 2009

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2009, the results of operations for the three months ended December 31, 2009 and 2008 and cash flows for the three months ended December 31, 2009 and.  The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended December 31, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2010.

Description of business

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company is in the development stage and had acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.  To date no revenues have been generated.  The Company has ceased pursuing its software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $137,230 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Technology rights

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $14,152 (CAD $15,900).  The net book value of capitalized application software is reviewed annually for impairment During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance which established the FASB Standards Accounting Codification ("Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  The guidance is not intended to change or alter existing GAAP. The guidance became effective for the Company on September 15, 2009.  The guidance did not have an impact on the Company's financial position, results of operations or cash flows.  All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements

In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature. The guidance is similar to the current guidance with some exceptions that are not intended to result in significant change to current practice. The guidance defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted the disclosure provisions of the guidance as of June 15, 2009. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which amended existing guidance.  The guidance requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The Company adopted the disclosure provisions of the guidance as of September 30, 2009.  See Note 3 for additional information related to the adoption of the guidance. The adoption did not have an impact on the Company's financial position, results of operations or cash flows.

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

In June 2009, the FASB issued authoritative guidance which amended the existing guidance for the consolidation of variable interest entities, to address the elimination of the concept of a qualifying special purpose entity.  The guidance also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity, and the obligation to absorb losses of the entity or the right to receive benefits from the entity.  Additionally, the guidance requires any enterprise that holds a variable interest in a variable interest entity to provide enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity.  The guidance is effective for the Company for the fiscal year commencing on October 1, 2009. The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Recent Accounting Pronouncements – (cont’d)

In December 2008, the FASB issued authoritative guidance for employers' disclosures about postretirement benefit plan assets.  The guidance requires additional disclosures about plan assets related to an employer's defined benefit pension or other post-retirement plans to enable investors to better understand how investment decisions are made, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and the significant concentrations of risk within plan assets.  The disclosure provisions of the guidance are effective for the Company for the fiscal year commencing on October 1, 2009.  The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

In June 2008, the FASB ratified authoritative guidance for determining whether instruments granted in share-based payment transactions are participating securities.  The guidance addresses whether instruments granted in share-based payment awards are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method.  The guidance requires that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend-equivalents be treated as participating securities in calculating earnings per share.  The guidance is effective for for the Company for the fiscal year commencing on October 1, 2009, and shall be applied retrospectively to all prior periods.  The Company has determined that the guidance will have no effect on its financial position, results of operations or cash flows.

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

Note 4

Equipment

In December 2009, the company had a change of control.  The departing CEO retained the assets he contributed to the company in exchange for negation of debt to him.  As of December 31, 2009 and 2008, equipment consists of the following:

	December 31,	December 31,
	2009	2008

Computer equipment	$-	$(1060)
Less: Accumulated depreciation	-	(133)

	$-	$927

Note 5

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1. (2008 - $14,152).  As of December 31, 2009, the technology rights were deeded back to the departing CEO in exchange for forgiveness of indebtedness.

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

On December 5, 2009, the company received back and cancelled 3,840,000 from the former president.  Also on December 5, 2009, the company issued 3,840,000 shares of restricted stock to 4 related parties, at par value.  As of December 31, 2009, the company has 4,049,000 shares issued and outstanding.

As of December 31, 2009, the company has not granted any stock options or recorded any stock-based compensation.

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

In December 2009, the President of the Company agreed to take the computer asset and the technology rights in exchange for forgiveness of indebtedness owed to him and the return and cancellation of his 3,480,000 shares of stock.  In December 2009, the Company issued 3,480,000 shares of restricted stock to four related parties at par value.  As of December 31, 2009, the Company has 4,049,000 shares issued and outstanding.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements.

The following discussion may contain certain forward-looking statements. Such statements are not covered by the safe harbor provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions.  The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

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

Plan of Operation.

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

Results of Operations for the Three-Month Periods Ended December 31, 2009 and December 31, 2008.

We did not generate any revenue for the three-month period ended December 31, 2009.  Our expenses were $559 for the three-month period ended December 31, 2009 compared to $17,839 for the same period in 2008.  From inception to December 31, 2009, our expenses were $137,230.  Expenses consisted of professional fees, administrative and management fees. The professional fees were, to a large extent, to our auditors and legal counsel for the preparation of our registration statement.

Liquidity and Capital Resources

At December 31, 2009, we had $1,852 in cash, which comprised all of the Company’s assets.  Total current liabilities consisted of $861 in accounts payable.  We do not anticipate any capital expenditures in the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

31.1*	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

(Registrant)

February 24, 2010	/s/ Harrysen Mittler
Harrysen Mittler
President, Secretary, and Director