Form 10-Q
period 2010-03-31
PACIFIC SOFTWARE, INC.
filed 2010-05-25
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

7,889,000 shares of common stock issued and outstanding at May 24, 2010.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2010

INDEX

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2010	September 30, 2009
	unaudited	audited

ASSETS
Current
Cash	$-	$1,915

Equipment – Note 4	-	528
Technology rights – Note 5	-	1

	$-	$2,444

LIABILITIES
Current
Accounts payable and accrued liabilities	$1,563	$6,865
Due to related party – Notes 5 and 7	4,775	18,150

	6,338	25,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	138,012	110,051
Share subscriptions receivable	-	-
Deficit accumulated during the development stage	(148,399)	(136,671)

Total Stockholders' Equity	(6,338)	(22,571)

Total Liabilities and Stockholders' Equity	$-	$2,444

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

					October 12, 2005
	3 months ended		Six months ended		(inception)
	March 31,		March 31,		to March 31,
	2010	2009	2010	2009	2010
Expenses
Depreciation	$-	$133	$-	$266	$532
Impairment of technology rights	-	-	-	-	14,151
Interest	31	-	49	-	2,207
Management fees	-	1,575	-	3,150	18,185
Office and general	236	-	236	238	5,992
Professional fees	10,200	2,012	10,200	17,630	94,647
Transfer and filing fees	702	350	1,242	625	7,435
Website development	-	-	-	-	5,250

Net loss	$(11,169)	$(4,070)	$(11,727)	$(21,909)	$(148,399)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	4,049,000

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			October 12, 2005
	6 months ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
Operating Activities
Net loss	$(10,227)	$(21,909)	$(148,399)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	(5,302)	8,940	1,563
Depreciation	-	133	-
Impairment of technology rights	-	-	-
Management fees accrued	-	-	-
Subcription Receivable	-	-	-
	-	-	-
Change in non-cash working capital items	-	-	-
Change in Related Party notes	(14,875)	-	4,775
Write-off of Equipment	528	-	-
APIC Adjustrment	27,961	-	27,961

	(1,915)	(12,836)	(114,100)
Investing Activities
Purchase of equipment	-	(1,060)	-
	-	(1,060)	-
Financing Activities
Proceeds from issuance of common stock	-	-	114,100
Advances from (repayments to) related party	-	-	-
Cash used in settlementof promissory note	-	-	-

	-	-	114,100

Increase (decrease) in cash	(1,915)	(13,896)	-

Cash, beginning	1,915	18,055	-

Cash, ending	$-	$4,159	$-

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$2,074

Income taxes	$-	$-	$-

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2010

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2008 and cash flows for the three months ended March 31, 2010 and 2009 and from date of inception (October 12, 2005) to March 31, 2010. The balance sheet as of September 30, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2010.

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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $148,399 since inception and further losses are anticipated in developing the Company’s business plans. The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Newly Adopted Accounting Pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

Note 2

Summary of Significant Accounting Policies – (cont’d)

ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

In August 2009, the FASB issued ASC Update No.2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No.2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No.2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update No.2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No.2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No.2009-12 will have a material effect on its financial position or results of operations.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167" ). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166" ). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140" ) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

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

Note 4

Equipment

In December 2009, the company had a change of control. The departing CEO retained the assets he contributed to the company in exchange for negation of debt to him. As of March 31, 2010 and 2009, equipment consists of the following:

	March 31,	March 31,
	2010	2009

Computer equipment	$-	$1060
Less: Accumulated depreciation	-	(266)

	$-	$794

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

As of March 31, 2010, the Company owns no technology rights.

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

On December 5, 2009, the company received back and cancelled 3,840,000 from the former president. Also on December 5, 2009, the company issued 3,840,000 shares of restricted stock to 4 related parties, at par value. As of March 31, 2010, the company has 4,049,000 shares issued and outstanding.

As of March 31, 2010, the company has not granted any stock options or recorded any stock-based compensation.

Note 7

Related Party Transactions

At September 30, 2009, the President of the Company had made cash advances of $15,000 (2008 - $0). These amounts were unsecured, without interest, with no specified repayment terms.

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

In December 2009, the President of the Company agreed to take the computer asset and the technology rights in exchange for forgiveness of indebtedness owed to him and the return and cancellation of his 3,480,000 shares of stock. In December 2009, the Company issued 3,480,000 shares of restricted stock to four related parties at par value. As of March 31, 2010, the Company has 4,049,000 shares issued and outstanding.

As of March 31, 2010, related parties loaned the company $4,775 for operational expenses.

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

Results of Operations for the Three-Month Periods Ended March 31, 2010 and March 31, 2009.

We did not generate any revenue for the three-month period ended March 31, 2010. Our expenses were $11,169 for the three-month period ended March 31, 2010 compared to $4,070 for the same period in 2009. From inception to March 31, 2010, our expenses were $148,399. Our expenses primarily consisted of professional fees in the current period and professional and management fees in the prior period. The professional fees were, to a large extent, to our auditors and legal counsel for certain U.S. and Canadian regulatory filings.

Results of Operations for the Six-Month Periods Ended March 31, 2010 and March 31, 2009.

We did not generate any revenue for the six-month period ended March 31, 2010. Our expenses were $11,727 for the six-month period ended March 31, 2010 compared to $21,909 for the same period in 2009. From inception to March 31, 2010, our expenses were $148,399. Our expenses primarily consisted of professional fees in the current period and professional and management fees in the prior period. The professional fees were, to a large extent, to our auditors and legal counsel for certain U.S. and Canadian regulatory filings.

Liquidity and Capital Resources

At March 31, 2010, we had no cash and our total current liabilities consisted of $1,563 in accounts payable and $4,775 due to a related party for operational expenses. We do not anticipate any capital expenditures in the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC SOFTWARE, INC.

(Registrant)

May 24, 2010	/s/ Harrysen Mittler
Harrysen Mittler
President, Secretary, and Director