Form 10-K
period 2010-09-30
PACIFIC SOFTWARE, INC.
filed 2011-01-13
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2010

OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission File No: 001-34379

PACIFIC SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	41-2190974 (I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, Nevada (Address and telephone number of Principal Executive Offices)	89706 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 10, 2011, was $848,999.

The number of shares outstanding of the registrant’s common stock as of January 10, 2011, was 4,049,000.

PACIFIC SOFTWARE, INC.

TABLE OF CONTENTS

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

Our Business.

In December 2009, we ceased operations and are now focusing our efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. During our fiscal year ended September 30, 2010, one letter of intent for a transaction expired and a second letter with a different enterprise was entered into and ultimately also expired. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

1.

descriptions of product, service and company history;

2.

management resumes;

3.

financial information;

4.

available projections with related assumptions upon which they are based;

5.

an explanation of proprietary products and services;

6.

evidence of existing patents, trademarks or service marks or rights thereto;

7.

present and proposed forms of compensation to management;

8.

a description of transactions between the prospective entity and its affiliates;

9.

relevant analysis of risks and competitive conditions;

10.

a financial plan of operation and estimated capital requirements; and

11.

and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

As of September 30, 2010, we have no employees. We expect we will utilize independent contractors, consultants, and other personnel from time to time to assist in our business efforts. We are not a party to any employment agreements.

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

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $211,603 from October 12, 2005 through September 30, 2010. We have changed our business strategy and are now focusing our efforts on seeking a business opportunity. If we are not able to complete the successful development of our business plan, generate significant revenues, and attain sustainable profitable operations, then our business will fail.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. We have had negative cash flow from operations of approximately $211,603 from our inception in October 2005 through September 30, 2010. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fiscal year ended September 30, 2010, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Commencing on September 18, 2008, our common stock was eligible for quotation on the OTC Bulletin Board. Because of a lack of quotations by a broker-dealer, on November 17, 2009, we lost our eligibility. Commencing on October 11, 2010, our common stock was again eligible for quotation on the OTC Bulletin Board. Until December 2010, there were no bid and asked quotations for our common stock and no shares have traded. As of January 10, 2011, there were 63 record holders of our common stock.

On January 27, 2010, the British Columbia Securities Commission issued a Canadian Cease Trade Order due to its belief that we had become a reporting issuer in the province of British Columbia in November of 2009.  After various communication with member of the British Columbia Securities Commission, we filed certain documents on the SEDAR System and on September 9, 2010, we were notified that our application for removal of such Order had been granted as of that date.  A copy of the British Columbia Securities Commission’s Revocation Order of its previous Canadian Cease Trade Order and our related press release, both dated September 9, 2010, are attached as exhibits 99.1 and 99.2, respectively, to this Annual Report.

Reports to Security Holders.

We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

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

Recent Sales of Unregistered Securities.

On December 3, 2009, we sold and issued 3,200,000 shares of our common stock to our then-President, Harrysen Mittler, and an aggregate of 640,000 shares to four otherwise unaffiliated persons, all at par value. The issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended. We believe that such exemption was available because (i) no advertising or general solicitation was employed in offering the shares, (ii) the offers and sales were made solely to accredited investors known to one or more of our directors, the largest of which investors concurrently became one of our directors and executive officers, and (iii) transfers were restricted in accordance with the requirements of such Act (including by legending of certificates representing the securities).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2010. However, effective December 3, 2009, we entered into a Contribution Agreement with Marinus Jellema, a then-executive officer and director of the Company, in connection with which he contributed to our treasury for cancellation 3,840,000 shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations.

We are a development stage corporation. We have generated no revenues from our business operations since inception and have incurred $211,603 in expenses through September 30, 2010.

The following table provides selected financial data about our company for the fiscal years ended September 30, 2010 and 2009, respectively.

Balance Sheet Data
	September 30, 2010	September 30, 2009
Cash	$-0-	$1,915
Total assets	$-0-	$2,444
Total liabilities	$64,713	$25,015
Stockholders’ equity	$(64,713)	$(22,571)

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

In its report on our September 30, 2010 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our availability to continue as a going concern. See Note 1 to our financial statements. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception.

Period from October 12, 2005 (inception) to September 30, 2010.

We did not generate any revenue from October 12, 2005 (inception) to September 30, 2010. From inception to September 30, 2010 our expenses were $211,603. Expenses consisted of professional fees, administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel initially for preparation of our registration statement and subsequently for certain other U.S. and Canadian regulatory issues.

Period from September 30, 2009 to September 30, 2010.

We did not generate any revenue from October 1, 2009 to September 30, 2010. From October 1, 2009 to September 30, 2010, our expenses increased by $21,729, substantially all of which (approximately $40,000) was due to professional fees in respect of certain U.S. and Canadian regulatory issues, as offset by a reduction in management fees (net $4,800 reduction) and a reduction (approximately $14,600) resulting from our impairment of our technology rights in the prior fiscal year, including related depreciation, in connection with our change in business strategy in such year. We have reported a net loss of $74,932 and $53,203 respectively, for the periods ended September 30, 2010 and 2009.

Liquidity and Capital Resources

Since inception of the Company on October 12, 2005, to September 30, 2010, the Company has issued 7,889,000 common shares, of which 4,049,000 are remain outstanding, for total proceeds of approximately $117,940.

At September 30, 2010 we had total assets of $-0-. Total current liabilities at September 30, 2010 consisted of $64,713, of which $32,150 was payable to a related party and the balance consisted of accounts payable and accrued liabilities. As of December 3, 2009, we were released of an obligation to a different related party in the amount of $18,150.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We dismissed Dale Matheson Carr-Hilton Labonte LLP (“DMCL”) as our principal accountant effective on January 20, 2010, and we appointed R.R. Hawkins & Associates International, PSC, an accountancy corporation (“RR Hawkins”) as our new principal accountant. DMCL’s report on our financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. The decision to change accountants was recommended and approved by our Board of Directors.

During our two most recent fiscal years prior to DMCL’s dismissal, and the subsequent interim period through DMCL’s dismissal, there were no disagreements with DMCL on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of DMCL, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

We engaged RR Hawkins as our new independent accountant as of January 20, 2010. During our two most recent fiscal years prior to RR Hawkins’ hiring, and the subsequent interim period through RR Hawkins’ hiring, neither we nor anyone on our behalf engaged RR Hawkins regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

We requested DMCL to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us in this Current Report, and, if not, expressing the respects in which it does not agree. The letter was furnished by DMCL to us and is attached to this Annual Report as Exhibit 16.1.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Our management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2010, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors.

Our business will be managed by our officers and directors. The following table sets forth certain information, as of January 10, 2011, with respect to our officers and directors:

Name	Age	Position	Since
Bruce Thomsen	71	President, Chief Financial Officer, Secretary, Director	June 22, 2010

Effective June 22, 2010, Bruce Thomsen was appointed as our President, Chief Financial Officer, and Secretary and as a member of our board of directors.  For more than the preceding five years, Mr. Thomsen has been a self-employed business consultant through Asia Millennium Investments, Inc., where he serves as its President and CEO.  He also serves as Managing Member of STF Management, LLC, a distributor of Shaklee products in the United States and China and as Chairman of the Board of Golden Peach Corporation, a company devoted to providing senior care management to active living facilities in Mainland China.  Mr. Thomsen holds a Bachelor of Science in Business Administration from Northeastern University with a double major in Marketing and Economics.

Immediately upon the effectiveness of Mr. Thomsen’s appointment, Harrysen Mittler resigned his positions as our President and Secretary and as a member of our board of directors. Mr. Mittler’s resignation was not the result of any disagreement with our policies, practices, or procedures.

Effective March 26, 2010, Marinus Jellema resigned his positions as our Chief Financial Officer and as a member of our board of directors. Mr. Jellema’s resignation was not the result of any disagreement with our policies, practices, or procedures.

There are no family relationships among Messrs. Thomsen, Mittler, and Jellema.

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

Compensation of Directors.

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended September 30, 2010, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

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

Item 11. Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2010 to our principal executive officer or anyone acting in a similar capacity during the last completed fiscal year:

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
Bruce Thomsen, President, Secretary, Chief Financial Officer, Director [1]	9-30-10	0	0	0	0	0	0	0

Marinus Jellema [2]	9-30-09	4,275	0	0	0	0	0	0

1.  Mr. Thomsen became our President, Secretary, and Chief Financial Officer during the fiscal year ending September 30, 2010.

2.  This compensation relates to Mr. Jellema, who ceased serving as our President, Secretary, and Chief Financial Officer during the fiscal year ending September 30, 2010.  Mr. Mittler, who also served as our President and Secretary for a period during the fiscal year ending September 30, 2010, was not compensated for his services.

Employment and Consulting Agreements.

There were no employment contracts or consulting agreements with our directors or officers during the year ended September 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of January 10, 2011, by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of	Amount and Nature of	Percentage of Outstanding
Beneficial Owner	Beneficial Relationship	Common Stock(1)

Harrysen Mittler	3,200,000	79%
4040 Creditview Road Suite 11-183
Mississauga
Ontario, Canada L5C 3Y8

Bruce Thomsen	0	0%
4000 Barranca Parkway, #250 Irvine, California 92604

All officers and Directors, as a group (one individual)	3,200,000	79%

The percentage ownership is calculated based on 4,049,000 shares of our common stock issued and outstanding as of January 10, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2009, we entered into a Contribution Agreement with Marinus Jellema, our founder, who then was an executive officer and member of our board of directors, pursuant to which he discharged and released us of our $25,015 debt in his favor and contributed to our treasury for cancellation the 3,840,000 shares of our common stock that he owned of record or beneficially and we transferred to him substantially all of the assets that we had acquired from him on October 30, 2006. The assets consisted of the LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to the LargeFilesASAP products and trademarks and the computer asset.

We also sold and issued 3,200,000 shares of our common stock to Harrysen Mittler, who, at that time, was our President, Secretary, and a member of our board of directors.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended September 30, 2010 and 2009, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2010	Year ended September 30, 2009
Audit fees (1)	$12,000	$9,200
Audit-related fees (2)	0	0
Tax fees (3)	1,200	0
All other fees (4)	0	0
Total fees	$13,200	$9,200

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

(3) “Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2010 and 2009.

Audit Committee’s Pre-Approval Policies and Procedures.

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2010 and 2009. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimus standards.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The financial statements required by Item 8 are presented in the following order:

F-1

                              R.R. Hawkins & Associates International, a Professional Corporation

                                                   DOMESTIC & INTERNATIONAL BUSINESS CONSULTING

A superior method to building big business…”

Board of Directors

Pacific Software, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Pacific Software, Inc. as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years ending September 30, 2010 and 2009 and October 12, 2005 (date of inception) to September 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Software, Inc. as of September 30, 2010 and 2009, the results of operations, stockholders’ equity and its cash flows for the years ending September 30, 2010 and 2009 and the results of operations, stockholders’ equity and its cash flows from October 12, 2005 (date of inception) to September 30, 2010, for which we relied on the prior auditor findings, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

January 13, 2011

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd.  , Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

PACIFIC SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2010	2009
	audited	audited

ASSETS
Current
Cash	$0	$1,915

Equipment – Note 4	0	528
Technology rights – Note 5	0	1

	$0	$2,444

LIABILITIES
Current
Accounts payable and accrued liabilities	$32,150	$6,865
Accrued interest - related party	907	0
Due to related party – Notes 5 and 7	31,656	18,150

	64,713	25,015

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	110,051
Share subscriptions receivable	0	0
Deficit accumulated during the development stage	(211,603)	(136,671)

Total Stockholders' Equity	(64,713)	(22,571)

Total Liabilities and Stockholders' Equity	$0	$2,444

Going concern – Note 1

PACIFIC SOFTWARE INC.

 (A Development Stage Company)

STATEMENTS OF OPERATIONS

			October 12, 2005
	Twelve months ended		(inception)
	September 30,		to September 30,
	2010	2009	2010
Expenses
Depreciation	$0	$532	$532
Impairment of technology rights	0	14,151	14,151
Interest	955	84	3,113
Management fees	1,500	6,300	19,685
Office and general	236	209	5,992
Professional fees	70,428	29,565	154,875
Transfer and filing fees	1,813	2,362	8,005
Website development	0	0	5,250

Net loss	$(74,932)	$(53,203)	$(211,603)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000

PACIFIC SOFTWARE INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			October 12, 2005
	Twelve months ended		(inception) to
	September 30,		September 30,
	2010	2009	2010
Operating Activities
Net loss	$(74,932)	$(53,203)	$(211,603)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	25,285	6,865	0
Depreciation	0	532	1,060
Impairment of technology rights	1	14,151	0
Management fees accrued	0	1,575	0
Subscriptions receivable	0	0	0
Rounding errors	(1)	0	0
Change in non-cash working capital items	907	0	371
Change in Related Party notes	27,961	0	0
Non-cash expenses	1,518	0	0

	(19,261)	(30,080)	(210,172)

Investing Activities
Purchase of equipment	0	(1,060)	(1,060)

	0	(1,060)	(1,060)

Financing Activities
Proceeds from issuance of common stock	3,840	0	142,115
Advances from (repayments to) related party	13,506	15,000	24,171
Cash used in settlement of promissory note	0	0	44946

	17,346	15,000	211,232

Increase (decrease) in cash	(1,915)	(16,140)	0

Cash, beginning	1,915	18,055	0

Cash, ending	$0	$1,915	$0

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$0	$0	$2,074

Income taxes	$0	$0	$0

PACIFIC SOFTWARE INC.

 (A Development Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

 for the period October 12, 2005 (Inception) to September 30, 2010 and 2009

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Shares		Paid-in	Subscriptions	Development
	Number	Par Value	Capital	Receivable	Stage	Total

Balance, October 12, 2005 (Inception)	-	$ -	$ -	$ -	$ -	$ -
Issued for cash:						-
Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	-	3,200
August, 2006 – at $0.01	640,000	640	5,760		-	6,400
Net loss	-	-	-	-	(8,074)	(8,074)
						-
Balance, September 30, 2006	3,840,000	3,840	5,760	-	(8,074)	1,526
						-
Net loss	-	-	-	-	(36,205)	(36,205)

Balance, September 30, 2007	3,840,000	3,840	5,760	-	(44,279)	(34,679)

Issued for cash;

Common stock December 2007 – at $0.50	209,000	209	104,291	-	-	104,500

Net loss	-	-	-	-	(39,189)	(39,189)

Balance, September 30, 2008	4,049,000	4,049	110,051	-	(83,468)	30,632

Net loss	-	-	-	-	(53,203)	(53,203)

Balance, September 30, 2009	4,049,000	4,049	110,051	-	(136,671)	(22,571)

Cancellation of Common Stock	(3,840,000)	(3,840)	-	-	-	(3,840)
Issued for cash	-	-	-	-	-
Common Stock	3,840,000	3,840	-	(3,840)	-	-
Receipt of stock receivable	-	-	-	3,840	-	3,840
Contributed debt - related party	-	-	4,775	-	-	4,775
Contributed capital - legal debt	-	-	54	-	-	54
Net loss	-	-	-	-	(74,932)	(74,932)

Balance, September 30, 2010	4,049,000	$ 4,049	$ 142,841	$ -	$ (211,603)	$ (64,713)

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2010 and 2009

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company was in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.  In December 2009, the Company had a change in management; we ceased pursuing the software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger.  To date no revenues have been generated.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a negative working capital deficit of $64,713 as of September 30, 2010 and has accumulated a deficit of $211,603 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Technology rights

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labor and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totaling $14,152 (CAD $15,900).  The net book value of capitalized application software is reviewed annually for impairment.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151, resulting in the technology’s carrying value of $1.  In December 2009, the Company ceased operations of its software venture, returned the asset to a related party in exchange for assumption of debt.  As of September 30, 2010, there are no technology rights in the Company.

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

Newly Adopted Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which is included in the FASB Accounting Standards Codification (the "ASC") Topic 855 (Subsequent Events). ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"), which is included in the ASC Topic 820 (Fair Value Measurements and Disclosures). ASU 2010-06 requires new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. ASU 2010-06 also requires disclosure of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements and clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.

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

In August 2009 the FASB issued Accounting Standards Update ("ASU") No. 2009-05 "Amendments to Certain Recognition and Disclosure Requirements", ("ASU 2009-05") which is included in the ASC Topic 820 (Fair Value  Measurements  and Disclosures). ASU 2009-05 provides clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of Topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. ASU 2009-05 was effective for the Company as of October 31, 2009 and did not have a significant impact on the Company's financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, now codified as ASC 105, which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  The guidance is not intended to change or alter existing GAAP. The guidance became effective for the Company on September 15, 2009.  The guidance did not have an impact on the Company’s financial position, results of operations or cash flows.  All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

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

Note 3

Financial Instruments – (cont’d)

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

Note 4

Equipment

Equipment consists of the following:

	September 30	September 30
	2009	2008

Computer equipment	$0	$1,060
Less: Accumulated depreciation	(0)	(532)

	$0	$528

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

In December 2009, the Company had a change in management.  We ceased pursuing the software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger.  As of September 30, 2010, there are no technology rights in the Company.

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

In December 2009, the President of the Company agreed to take the computer asset and the technology rights in exchange for forgiveness of indebtedness owed to him and the return and cancellation of his 3,840,000 shares of stock.  In December 2009, the Company issued 3,840,000 shares of restricted stock of which 640,000 shares were issued to four related parties at par value.  As of September 30, 2010 and 2009, the Company had 4,049,000 shares issued and outstanding.

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

As of September 30, 2010 and 2009, related parties loaned the Company $13,506 and $15,000 respectively.

Note 8

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2008, are as follows:

Deferred tax assets:	2010	2009
Net operating loss carryforward	$74,932	$63,752
Less valuation allowance	(74,932)	(63,752)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2010 and 2009, respectively, is as follows:

	2010	2009
Tax at U.S. Statutory Rate	35.0%	35.0%
	(35.0)	(35.0)
Change in valuation allowance	0.0%	0.0%

Note 9

Subsequent Events

The Company evaluated subsequent events through the financial statements filing date of January 15, 2010.

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
10.1

Contribution Agreement, effective as of December 3, 2009, by and between Pacific Software Inc., a Nevada corporation, and Marinus Jellema. (Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed February 11, 2010.)

16.1	Letter from Dale Matheson Carr-Hilton Labonte LLP, dated February 8, 2010. (Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed February 8, 2010.)
17.1	Resignation of Harrysen Mittler. (Incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed June 22, 2010.)
17.2	Resignation of Marinus Jellema. (Incorporated by reference to Exhibit 17.2 of our Current Report on Form 8-K filed June 22, 2010.)
31.1*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1

Revocation Order by the British Columbia Securities Commission, dated September 9, 2010, of its Cease Trade Order, dated January 27, 2010. (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed September 10, 2010.)

99.2	Press Release dated September 9, 2010, as released in Canada and filed on the SEDAR System. (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed September 10, 2010.)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

By:	/s/ BRUCE THOMSEN
Bruce Thomsen
President, Secretary, Chief Financial Officer, and Director

Date: January 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/BRUCE THOMSEN	President, Secretary, Chief Financial Officer, and Director	January 11, 2011
Bruce Thomsen	(Principal Executive Officer) (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
31.1	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.