Form 10-Q
period 2010-12-31
PACIFIC SOFTWARE, INC.
filed 2011-02-15
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at February 14, 2010.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED DECEMBER 31, 2010

INDEX

A Note About Forward Looking Statements	3

PART I - FINANCIAL INFORMATION	4

Item 1 - Condensed Financial Statements (Unaudited)	4

Condensed Balance Sheets – December 31, 2010 (Unaudited) and September 30, 2010	4

Condensed Statements of Operations (Unaudited) - For Each of the Three-Month Periods Ended December 31, 2010 and 2009, and from October 12, 2005 (inception) to December 31, 2010	5

Condensed Statements of Cash Flows (Unaudited) - For Each of the Three-Month Periods Ended December 31, 2010 and 2009, and from October 12, 2005 (inception) to December 31, 2010	6

Notes to the Condensed Unaudited Financial Statements (Unaudited)	7

Item 2 - Management’s Discussion and Analysis of Financial Condition or Results of Operations	16

Item 4T - Controls and Procedures	17

PART II - OTHER INFORMATION	17

Item 6 – Exhibits	17

Signatures	18

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	December 31, 2010	September 30, 2010
	unaudited	audited

ASSETS
Current
Cash	$-	$-

Equipment – Note 4	-	-
Technology rights – Note 5	-	-

	$-	$-

LIABILITIES
Current
Accounts payable and accrued liabilities	$33,190	$32,150
Accrued interest - related party	1,705	907
Due to related party – Notes 5 and 7	36,406	31,656

	71,301	64,713

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Share subscriptions receivable	-	-
Deficit accumulated during the development stage	(218,191)	(211,603)

Total Stockholders' Equity	(71,301)	(64,713)

Total Liabilities and Stockholders' Equity	$-	$-

Going concern – Note 1

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		October 12, 2005 (inception)
	December 31,		to December 31,
	2010	2009	2010
Expenses
Depreciation	$-	$-	$532
Impairment of technology rights	-	-	14,151
Interest	798	18	3,911
Management fees	1,500	-	21,185
Office and general	-	-	5,992
Professional fees	4,040	-	158,915
Transfer and filing fees	250	541	8,255
Website development	-	-	5,250

Net loss	$(6,588)	$(559)	$(218,191)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
	Three months ended		October 12, 2005 (inception) to
	December 31,		December 31,
	2010	2009	2010
Operating Activities
Net loss	$(6,588)	$(559)	$(218,191)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	1,040	(6,003)	1,040
Depreciation	-	-	1,060
Impairment of technology rights	-	-	-
Management fees accrued	-	-	-
Subscriptions receivable	-	-	-
Rounding errors	-	-	-
Change in non-cash working capital items	798	-	1,169
Change in Related Party notes	4,750	(18,150)	4,750
Write-off of Equipment	-	528	-
APIC adjustment	-	27,961	-

	-	3,777	(210,172)

Investing Activities
Purchase of equipment	-	-	(1,060)

	-	-	(1,060)

Financing Activities
Proceeds from issuance of common stock	-	3,840	142,115
Advances from (repayments to) related party	-	-	24,171
Cash used in settlement of promissory note	-	-	44,946

	-	3,840	211,232

Increase (decrease) in cash	-	7,617	-

Cash, beginning	-	18,055	-

Cash, ending	$-	$25,672	$-

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$2,074
Income taxes	$-	$-	$-

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

December 31, 2010

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2010, the results of operations and cash flows for the three months ended December 31, 2010 and 2009 and date of inception (October 12, 2005) to December 31, 2010. The balance sheet as of September 30, 2010 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2011.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $218,191 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Technology rights

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totalling $14,152 (CAD $15,900).  The net book value of capitalized application software is reviewed annually for impairment During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1, which, as of December 31, 2009, were deeded back to the departing CEO in exchange for forgiveness of indebtedness.

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

Newly Adopted Accounting Pronouncements

Recent Pronouncements ASC 105, Generally Accepted Accounting Principles (“ASC 105”) (formerly Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative.”  ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, Subsequent Events (“ASC 855”) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 944, Financial Services - Insurance (“ASC 944”) contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company’s results of operations or financial position.

ASC 805, Business Combinations (“ASC 805”) (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company’s financial position or results of operations; however it will likely have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

ASC 810, Consolidation (“ASC 810”) includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent’s ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

ASC 825, Financial Instruments (“ASC 825”) includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company’s results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company’s use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009.  The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 820 did not have an effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820):  Measuring Liabilities at Fair Value (“ASC Update No. 2009-05”). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update (“ASU”) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820):  Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (“ASC Update No. 2009-12”). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605):  Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force).” (“ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”).  Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

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

Note 4

Equipment

In December 2009, the company had a change of control.  The departing CEO retained the assets he contributed to the company in exchange for negation of debt to him.  As of December 31, 2010 and 2009, equipment consists of the following:

	December 31,	December 31,
	2010	2009

Computer equipment	$-	$-
Less: Accumulated depreciation	-	-

	$-	$-

Note 5

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1.00 (2008 - $14,152).  As of December 31, 2009, the technology rights were deeded back to the departing CEO in exchange for forgiveness of indebtedness.  As of December 31, 2010, there are no technology rights in the company.

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

As of December 31, 2010, the company has not granted any stock options or recorded any stock-based compensation.

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

In December 2009, the President of the Company agreed to take the computer asset and the technology rights in exchange for forgiveness of indebtedness owed to him and the return and cancellation of his 3,480,000 shares of stock.  In December 2009, the Company issued 3,480,000 shares of restricted stock to four related parties at par value.  As of December 31, 2010 and 2009, there were 4,049,000 shares issued and outstanding.

As of December 31, 2010 and 2009, related parties made cash payments on behalf of the company of $36,406 and $0, respectively.

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

Results of Operations for the Three-Month Periods Ended December 31, 2010 and December 31, 2009.

We did not generate any revenue for the three-month period ended December 31, 2010.  Our expenses were $6,588 for the three-month period ended December 31, 2010, compared to $559 for the same period in 2010.  From inception to December 31, 2010, our expenses were $218,191.  Our expenses primarily consisted of professional and management fees in the current period as opposed to transfer agent and filing fees in the prior period.  Our professional fees were, to a large extent, to our auditors and legal counsel for certain U.S. and Canadian regulatory filings.

Liquidity and Capital Resources

At December 31, 2010, we had no cash and our total current liabilities consisted of $71,301 in accounts payable, of which $38,111 (including $1,705 in interest) was due to a related party for operational expenses and $33,190 was due to various other third parties.  We do not anticipate any capital expenditures in the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC SOFTWARE, INC.

(Registrant)

February 14, 2011	/s/ Bruce Thomsen
Bruce Thomsen
President, Secretary, and Director