Form 10-Q
period 2011-03-31
PACIFIC SOFTWARE, INC.
filed 2011-05-13
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at March 31, 2011.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2011

INDEX

A Note About Forward Looking Statements	3

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements (Unaudited)

Condensed Balance Sheets –March 31, 2011 (Unaudited) and September 30, 2010	F-1

Condensed Statements of Operations (Unaudited) - For Each of the Three-Month Periods Ended March 31, 2011 and 2010, and from October 12, 2005 (inception) to March 31, 2011	F-2

Condensed Statements of Cash Flows (Unaudited) - For Each of the Three-Month Periods Ended March 31, 2011 and 2010, and from October 12, 2005 (inception) to March 31, 2011	F-3

Notes to the Condensed Unaudited Financial Statements (Unaudited)	F-5

Item 2 - Management’s Discussion and Analysis of Financial Condition or Results of Operations	4

Item 4T - Controls and Procedures	5

PART II - OTHER INFORMATION

Item 6 – Exhibits	5

Signatures	6

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

ART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	unaudited	audited

ASSETS
Current
Cash	$0	$0

Equipment – Note 4	0	0
Technology rights – Note 5	0	0

	$0	$0

LIABILITIES
Current
Accounts payable and accrued liabilities	$39,608	$32,150
Accrued interest related parties	2,502	907
Due to related party – Notes 5 and 7	46,191	31,656

	88,301	64,713

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares, as of March 31, 2011 and September 30, 2010	4,049	4,049
Additional paid-in capital	142,841	142,841
Share subscriptions receivable	0	0
Deficit accumulated during the development stage	(235,191)	(211,603)

Total Stockholders' Equity	(88,301)	(64,713)

Total Liabilities and Stockholders' Equity	$0	$0

Going concern – Note 1

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					October 12, 2005 (inception) to March 31,
	Three months ended March 31,		Six months ended March 31,

	2011	2010	2011	2010	2011
Expenses
Depreciation	$-	$-	$-	$-	$532
Impairment of technology rights	-	-	-	-	14,151
Interest	798	31	1,596	49	4,709
Management fees	1,500	-	3,000	-	22,685
Office and general	-	236	-	236	5,992
Professional fees	13,667	10,200	17,707	10,200	172,582
Transfer and filing fees	1,034	702	1,285	1,242	9,340
Website development	-	-	-	-	5,250

Net loss	$(16,999)	$(11,169)	$(23,588)	$(11,727)	$(235,241)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	4,049,000

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			October 12, 2005
	Six months	Six months	(inception) to
	March 31,	March 31,	March 31,
	2011	2010	2011
Operating Activities
Net loss	$(23,588)	$(11,727)	$(235,241)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	7,458	(5,302)	39,608
Depreciation	0	0	104
Impairment of technology rights	0	0
Management fees accrued	0	0
Accrued Interest	1,595	0	2,502

Change in non-cash working capital items			0
Change in Related Party notes	0	(14,875)	4,775
Write-off of Equipment	0	528	0
APIC Adjustrment	0	27,961	27,961

	(14,535)	(3,415)	(160,291)

Investing Activities
Purchase of equipment	0	0	0

	0	0	0

Financing Activities
Proceeds from issuance of common stock	0	0	114,100
Advances from (repayments to) related party	14,535	1,563	46,191
Cash used in settlementof promissory note

	14,535	1,563	160,291

Increase (decrease) in cash	0	(1,852)	0

Cash, beginning	0	1,852	0

Cash, ending	$0	$0	$0

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$0	$0	$2,074

Income taxes	$0	$0	$0

NOTES

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2011

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 and from date of inception (October 12, 2005) to March 31, 2011.  The balance sheet as of September 30, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2011.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $235, 191 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

As of March 31, 2011, the Company owns no technology rights.

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

As of March 31, 2011, the Company has not granted any stock options or recorded any stock-based compensation.

Note 6

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

As of March 31, and 2011 and 2010, related parties had made outstanding loans to the Company of $46,191 and $4,775, respectively, for operational expenses.

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

Our Business.

In December 2009, we ceased operations, and have been, and are now, focusing our efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company.  In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than to merge.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.  The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

Results of Operations for the Three-Month Periods Ended March 31, 2011 and March 31, 2010.

We did not generate any revenue for the three-month period ended March 31, 2011 or for the same period in 2010.  Our expenses were $16,999 for the three-month period ended March 31, 2011, compared to $11,169 for the same period in 2010.  From inception to March 31, 2011, our expenses were $235,191.  Our expenses primarily consisted of professional and management fees in the current period as opposed to transfer agent and filing fees in the prior period.  Our professional fees were, to a large extent, to our auditors and legal counsel for certain U.S. and Canadian regulatory filings.

Liquidity and Capital Resources

At December 31, 2011, we had no cash and our total current liabilities consisted of $88,301 in accounts payable, of which $48,693 (including $2,502 in interest) was due to a related party for operational expenses and $39,608 was due to various other third parties.  We do not anticipate any capital expenditures in the next 12 months.

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

PACIFIC SOFTWARE, INC.

(Registrant)

May 12, 2011	/s/ Bruce Thomsen
Bruce Thomsen
President, Secretary, and Director