Form 10-Q
period 2011-06-30
PACIFIC SOFTWARE, INC.
filed 2011-08-15
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at June 30, 2011.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED June  30, 2011

INDEX

2
A Note About Forward Looking Statements	2

PART I - FINANCIAL INFORMATION	3

Item 1 - Condensed Financial Statements (Unaudited)	3

Condensed Balance Sheets –June 30, 2011 (Unaudited) and September 30, 2010	3

Condensed Statements of Operations (Unaudited) - For the three month period and nine month periods ended June 30, 2011 and 2010, and from October 12, 2005 (inception) to June 30, 2011	4

Condensed Statements of Cash Flows (Unaudited) - For the nine month periods ended June 30, 2011 and 2010, and from October 12, 2005 (inception) to June 30, 2011	5

Notes to the Condensed Unaudited Financial Statements (Unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition or Results of Operations	11

Item 4T - Controls and Procedures	12

PART II - OTHER INFORMATION	12

Item 6 – Exhibits	12

Signatures	12

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2011	2010
	unaudited $	audited $

ASSETS
Current
Cash	-	-
Prepaid expenses	699	-
Equipment – Note 4	-	-
Technology rights – Note 5	-	-

	699	-

LIABILITIES
Current
Accounts payable and accrued liabilities	36,602	32,150
Accrued interest related parties	3,754	907
Due to related party – Notes 5 and 7	55,811	31,656

	96,167	64,713

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued and outstanding
4,049,000 common shares (September 30, 2008 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Share subscriptions receivable	-	-
Deficit accumulated during the development stage	(242,358)	(211,603)

Total Stockholders' Equity	(95,468)	(64,713)

Total Liabilities and Stockholders' Equity	699	-

Going concern – Note 1

PACIFIC SOFTWARE INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					October 12, 2005
	3 months ended		Nine months ended		(inception)
	June 30,		June 30,		June 30,
	2011 $	2010 $	2011 $	2010 $	2011 $
Expenses
Depreciation	-	-	-	-	532
Impairment of technology rights	-	-	-	-	14,151
Interest	1,251	246	2,847	295	5,960
Management fees	1,500	-	4,500	-	24,185
Office and general	-	-	-	236	5,992
Professional fees	4,301	44,954	22,008	55,154	176,883
Transfer and filing fees	115	265	1,400	1,508	9,405
Website development	-	-	-	-	5,250

Net loss	(7,167)	(45,465)	(30,755)	(57,193)	(242,358)

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	4,049,000

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			October 12, 2005
	9 months ended		(inception) to
	June 30,		June 30,
	2011 $	2010 $	2011 $
Operating Activities
Net loss	(30,755)	(57,193)	(242,358)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	4,452	20,467	36,602
Depreciation	-	528	104
Impairment of technology rights	-	1	-
Management fees accrued	-	-	-
Accrued Interest	2,847	-	3,754
Prepaid expenses	(699)	-	699

Change in non-cash working capital items	-	246	-
Change in Related Party notes	-	6,021	3,327
Write-off of Equipment	-	-	-
APIC Adjustment	-	-	27,961

	(24,155)	(29,930)	(169,911)

Investing Activities
Purchase of equipment	-	-	-

	-	-	-

Financing Activities
Proceeds from issuance of common stock	-	-	114,100
Advances from (repayments to) related party	24,155	28,015	55,811
Cash used in settlement of promissory note

	24,155	28,015	169,911

Increase (decrease) in cash	-	(1,915)	-

Cash, beginning	-	1,915	-

Cash, ending	-	-	-

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	-	-	2,074

Income taxes	-	-	-

NOTES

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2011

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations for the nine months ended June 30, 2011 and 2010 and cash flows for the nine months ended June 30, 2011 and 2010 and from date of inception (October 12, 2005) to June 30, 2011.  The balance sheet as of September 30, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2011.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $242,408 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310), Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The main objective of this ASU is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU requires that entities provide additional information to assist financial statement users in assessing their credit risk exposures and evaluating the adequacy of its allowance for credit losses. For the Company, the disclosures as of the end of a reporting period were required for the annual reporting periods ended December 31, 2010. Required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning January 1, 2011. The adoption of this ASU resulted in additional disclosures in the Company’s financial statements regarding its loan portfolio and related allowance for loan losses but does not change the accounting for loans or the allowance. The Company has complied with the reporting requirements as of March 31, 2011.

Note 2

Summary of Significant Accounting Policies – (cont’d)

The FASB has issued several exposure drafts which, if adopted, would significantly alter the Company’s (and all other financial institutions’) method of accounting for, and reporting, its financial assets and some liabilities from a historical cost method to a fair value method of accounting as well as the reported amount of net interest income. Also, the FASB has issued an exposure draft regarding a change in the accounting for leases. Under this exposure draft, the total amount of “lease rights” and total amount of future payments required under all leases would be reflected on the balance sheets of all entities as assets and debt. If the changes under discussion in either of these exposure drafts are adopted, the financial statements of the Company could be materially impacted as to the amounts of recorded assets, liabilities, capital, net interest income, interest expense, depreciation expense, rent expense and net income. The Company has not determined the extent of the possible changes at this time. The exposure drafts are in different stages of review, approval and possible adoption.

In April 2011, the FASB issued ASU No. 2011-02, Receivable (Topic 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The main objective of the ASU is to clarify a creditor’s evaluation of whether in modifying a loan, it has granted a concession in circumstances that qualify the loan as a Troubled Debt Restructured (TDR) loan. These loans are subject to various accounting and disclosure requirements. The ASU is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Certain disclosures are required for loans considered as TDR loans resulting from the application of the ASU that were not considered TDR under prior guidance.

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

As of June 30, 2011, the Company has not granted any stock options or recorded any stock-based compensation.

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

As of June 30, 2011 and 2010, related parties loaned the Company $55,811 and 24,171 for operational expenses respectively.

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

Results of Operations for the Three-Month Periods Ended June 30, 2011 and June 30, 2010.

We did not generate any revenue for the three-month period ended June 30, 2011 or for the same period in 2010.  Our expenses were $7,167 for the three-month period ended June 30, 2011, compared to $45,465 for the same period in 2010.  From inception to June 30, 2011, our expenses were $242,358.  Our expenses primarily consisted of professional and management fees in the current period as opposed to transfer agent and filing fees in the prior period.  Our professional fees were, to a large extent, to our auditors and legal counsel for certain U.S. and Canadian regulatory filings.

Liquidity and Capital Resources

At June 30, 2011, we had no cash and our total current liabilities consisted of $96,167 in accounts payable, of which $59,565 (including $3,754 in interest) was due to a related party for operational expenses and $36,602 was due to various other third parties. We do not anticipate any capital expenditures in the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC SOFTWARE, INC.
(Registrant)

August 5, 2011	/s/ Bruce Thomsen
Bruce Thomsen
President, Secretary, and Director