Form 10-K
period 2011-09-30
PACIFIC SOFTWARE, INC.
filed 2012-01-10
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2011

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

Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of November 4, 2011, was $ 0.60

The number of shares outstanding of the registrant’s common stock as of December 19, 2011, was 4,049,000.

PACIFIC SOFTWARE, INC.

TABLE OF CONTENTS

Page

PART I

Item 1.

Business

3

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

8

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 8.

Financial Statements and Supplementary Data

10

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

10

Item 9A(T).

Controls and Procedures

11

Item 9B.

Other Information

11

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

12

Item 11.

Executive Compensation

14

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

14

Item 13.

Certain Relationships and Related Transactions, and Director Independence

15

Item 14.

Principal Accountant Fees and Services

15

Item 15.

Exhibits, Financial Statement Schedules

F-1

PART I

Item 1. Business

General

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

Our Business

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

Employees

As of September 30, 2011, we have no employees. We expect we will utilize independent contractors, consultants, and other personnel from time to time to assist in our business efforts. We are not a party to any employment agreements.

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

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $257,430 from October 12, 2005 through September 30, 2011. We have changed our business strategy and are now focusing our efforts on seeking a business opportunity. If we are not able to complete the successful development of our business plan, generate significant revenues, and attain sustainable profitable operations, then our business will fail.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. We have had losses of approximately $257,430 from our inception in October 2005 through September 30, 2011, and also a negative cash flow of $110,540.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is a thin trading market for our common stock and if a market for our common stock does not develop further, our investors will be unable to sell their shares.

There currently is a thin trading market for our common stock and such a market may not develop further or be sustained.   The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock does not continue to be quoted on the OTC Bulletin Board or the public market for our common stock does not develop further, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment.  Even if we establish a stronger trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operating results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

Because there is a thin trading market for our stock, an investment in our shares may be illiquid.

There is a thin trading market for our stock and there can be no assurance that a stronger market market will develop. The market for our stock is likely to be limited, sporadic and highly volatile. Approximately 95% of our outstanding shares are restricted securities under Rule 144, which means that they are subject to restrictions on resale in the public market. Future sale of the restricted stock after these restrictions lapse or are satisfied, could have a depressive effect on the price of the stock in any public market that develops and the liquidity of your investment. Public trading of the common stock is covered by Rule 15c2-6 of the Securities Exchange Act of 1934, which imposes certain sales practice requirements on broker-dealers who sell certain designated securities to persons other than established customers and certain categories of investors. For transactions covered by the rule, the broker-dealer must make a suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to sale. Under certain circumstances, the purchaser may enjoy the right to rescind the transaction within a certain period of time. Consequently, so long as the common stock is a designated security under the rule, the ability of broker-dealers to effect certain trades may be affected adversely, thereby impeding the development of a meaningful market in the stock.

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

You will not receive dividend payments.

We have not paid and do not plan to pay dividends in the foreseeable future even if our operations are profitable. Earnings, if any, will be used to expand our operations, hire additional staff, and pay operating expenses and salaries, rather than to make distributions to stockholders. Future value of an investment will be tied to an increase in Princeton enterprise value and/or market price of our common stock, if trading on an exchange or market.

Item 2. Properties

We do not currently own any property. We utilize office space in the residence of our President at no cost. We will not seek independent office space until we are involved in ongoing business operations.

Item 3. Legal Proceedings

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fiscal year ended September 30, 2011, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing on September 18, 2008, our common stock was eligible for quotation on the OTC Bulletin Board. Because of a lack of quotations by a broker-dealer, on November 17, 2009, we lost our eligibility. Commencing on October 11, 2010, our common stock was again eligible for quotation on the OTC Bulletin Board, where it currently is quoted.  As of July 6, 2011, there were 65 shareholders of record of our common stock.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “PFSF”.  The table below sets forth the high and low bid prices per share of our common stock for each quarter of our two most recently completed fiscal years.  These quotations represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.  This information was obtained form the OTCBB Monthly Trade And Quote Summary.

Fiscal Year 2011	High Bid	Low Bid
First Quarter	[no quotes]
Second Quarter	0.55	0.00
Third Quarter	1.01	0.55
Fourth Quarter	[no quotes]

Fiscal Year 2010	High Bid	Low Bid
First Quarter	[no quotes]
Second Quarter	[no quotes]
Third Quarter	[no quotes]
Fourth Quarter	[no quotes]

Reports to Security Holders

We file annual, quarterly and current reports with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2011. During the prior fiscal year ended September 30, 2010, effective December 3, 2009, we entered into a Contribution Agreement with Marinus Jellema, a then-executive officer and director of the Company, in connection with which he contributed to our treasury, for cancellation, 3,840,000 shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations

We are a development stage corporation. We have generated no revenues from our business operations since inception and have incurred $257,430 in expenses from inception through September 30, 2011.

The following table provides selected financial data about our company for the fiscal years ended September 30, 2011 and 2010, respectively.

Balance Sheet Data
	September 30, 2011	September 30, 2010
Prepaid Expenses	$1,000	$-0-
Total assets	$1,000	$-0-
Total liabilities	$111,540	$64,713
Stockholders’ equity	$(110,540)	$(64,713)

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

In its report on our September 30, 2011 audited financial statements, our independent registered public accounting firm expressed an opinion that there is substantial doubt about our availability to continue as a going concern. See Note 1 to our financial statements. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception.

Period from October 12, 2005 (inception) to September 30, 2011

We did not generate any revenue from October 12, 2005 (inception) to September 30, 2011. From inception to September 30, 2011, our expenses were $257,430.  Expenses consisted of professional fees, and administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel initially for preparation of our registration statement and subsequently for certain other U.S. and Canadian regulatory issues.

Period from October 1,  2010 to September 30, 2011

We did not generate any revenue from October 1, 2010 to September 30, 2011. From October 1, 2010 to September 30, 2011, as compared to the year-earlier period, our expenses decreased by $29,105, which includes a decrease of $38,432 due to professional fees in respect of certain U.S. and Canadian regulatory issues, as partially offset by increases in management fees of $4500, interest expense of $3299, and transfer and filing fees of $1537.  Our net loss decreased to $45,827 from $74,932 for the periods ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Since inception of the Company on October 12, 2005, to September 30, 2011, the Company has issued 7,889,000 common shares, of which 4,049,000 remain outstanding, for total proceeds of approximately $117,940.

At September 30, 2011 we had total assets of $1,000. Total current liabilities at September 30, 2011 consisted of $111,540, of which $71,922 was payable to a related party and the balance consisted of accounts payable and accrued liabilities. As of December 3, 2009, we were released of an obligation to a different related party in the amount of $18,150.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements required to be included in Item 8 are set forth in the Index to Financial Statements set forth on page F-1 of this Annual Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2011, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal year ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our business will be managed by our officers and directors. The following table sets forth certain information, as of December 19, 2011 with respect to our sole officer and director:

Name	Age	Position	Since
Bruce Thomsen	72	President, Chief Financial Officer, Secretary, Director	June 22, 2010

Effective June 22, 2010, Bruce Thomsen was appointed as our President, Chief Financial Officer, and Secretary and as a member of our board of directors.  For more than the past five years, Mr. Thomsen has been a self-employed business consultant through Asia Millennium Investments, Inc., where he serves as its President and CEO.  He also serves as Managing Member of STF Management, LLC, a distributor of Shaklee products in the United States and China and as Chairman of the Board of Golden Peach Corporation, a company devoted to providing senior care management to active living facilities in Mainland China.  Mr. Thomsen holds a Bachelor of Science in Business Administration from Northeastern University with a double major in Marketing and Economics.

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

We are not presently required to have independent directors. Our sole director is not independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Section 16(a) Beneficial Ownership Reporting Compliance

None of our executive officers, directors and persons who beneficially own more than 10% of our common stock failed to file, in a timely manner, an initial report of ownership or a report of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended September 30, 2011, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

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

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2011 to our principal executive officer or anyone acting in a similar capacity during the last completed fiscal year:

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
Bruce Thomsen, President, Secretary, Chief Financial Officer, Director [1]	9-30-10	0	0	1,500	0	0	0	0
	9-30-11	0	0	6,000	0	0	0	0

1.  Mr. Thomsen became our President, Secretary, and Chief Financial Officer during the fiscal year ended September 30, 2010. Beginning in July 2010, and through September 2011, he has been paid $500 per month.

Employment and Consulting Agreements

There were no employment contracts or consulting agreements with our directors or officers during the year ended September 30, 2011 and 2010, except for a month-to-month arrangement with Bruce Thomsen, the President, Secretary, Chief Financial Officer and sole director of the Company, who receives $500 per month on a month-to-month basis for serving in those positions.  Mr. Thomsen has been serving under this arrangement, as an independent contractor, since July 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 19, 2011 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of	Amount and Nature of	Percentage of Outstanding
Beneficial Owner	Beneficial Relationship	Common Stock(1)

Harrysen Mittler	3,200,000	79%
4040 Creditview Road Suite 11-183
Mississauga
Ontario, Canada L5C 3Y8

Bruce Thomsen	0	0%
12503 Saratoga Woods Lane Humble, Texas 77346

All officers and Directors, as a group (one individual)	0	0%

(1)  The percentage ownership is calculated based on 4,049,000 shares of our common stock issued and outstanding as of December 19, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In December 2009, we entered into a Contribution Agreement with Marinus Jellema, our founder, who then was an executive officer and member of our board of directors, pursuant to which he discharged and released us of our $25,015 debt in his favor and contributed to our treasury for cancellation the 3,840,000 shares of our common stock that he owned of record or beneficially, and we transferred to him substantially all of the assets that we had acquired from him on October 30, 2006. The assets consisted of the LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to the LargeFilesASAP products and trademarks and the computer asset.

In December 2009, we also sold and issued 3,200,000 shares of our common stock to Harrysen Mittler, who, at that time, was our President, Secretary, and a member of our board of directors.

We are not presently required to have independent directors. Our sole director is not independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed by our independent registered public accountant for services performed during the fiscal years ended September 30, 2010 and 2011, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2011	Year ended September 30, 2010
Audit fees (1)	$13,500	$12,000
Audit-related fees (2)	0	0
Tax fees (3)	0	1,200
All other fees (4)	0	0
Total fees	$13,500	$13,200

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

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2011 and 2010. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimus standards.

Item 15.   Exhibits, Financial Statement Schedules

The financial statements required by Item 8 are presented in the following order:

F-1

Board of Directors

Pacific Software, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Pacific Software, Inc. as of September 30, 2011 and 2010 and the related statements of operations, stockholders’ equity and cash flows for the years ending September 30, 2011 and 2010 and October 12, 2005 (date of inception) to September 30, 2011.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Software, Inc. as of September 30, 2011 and 2010, the results of operations, stockholders’ equity and its cash flows for the years ending September 30, 2011 and 2010 and the results of operations, stockholders’ equity and its cash flows from October 12, 2005 (date of inception) to September 30, 2011, for which we relied on the prior auditor findings, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

December 9, 2011

Los Angeles, CA

11301 W. Olympic Blvd., Suite No. 714

Los Angeles, CA 90064

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

F-2

PACIFIC SOFTWARE INC. (A Development Stage Company) BALANCE SHEETS

	September 30,	September 30,
	2011	2010
	audited	audited

ASSETS
Current
Cash	$0	$0
Prepaid expenses	1,000	0
Equipment – Note 4	0	0
Technology rights – Note 5	0	0

	$1,000	$0

LIABILITIES
Current
Accounts payable and accrued liabilities	$39,618	$32,150
Accrued interest - related party	5,161	907
Due to related party – Notes 5 and 7	66,761	31,656

Total Liabilities	111,540	64,713

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6 Authorized: 100,000,000 common shares authorized, $0.001 par value 10,000,000 preferred shares, $0.001 par value Issued and outstanding 4,049,000 common shares (September 30, 2010 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Deficit accumulated during the development stage	(257,430)	(211,603)

Total Stockholders' Equity	(110,540)	(64,713)

Total Liabilities and Stockholders' Equity	$1,000	$0

Going concern – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

					October 12, 2005
	3 months ended		Twelve months ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
Expenses
Depreciation	$-	$-	$-	$-	$532
Impairment of technology rights	-	-	-	-	14,151
Interest	1,407	660	4,254	955	7,367
Management fees	1,500	1,500	6,000	1,500	25,685
Office and general	227	-	227	236	6,219
Professional fees	9,988	15,274	31,996	70,428	186,871
Transfer and filing fees	1,950	305	3,350	1,813	11,355
Website development	-	-	-	-	5,250

Net loss	$(15,072)	$(17,739)	$(45,827)	$(74,932)	$(257,430)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	4,049,000

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC. (A Development Stage Company) STATEMENT OF CASH FLOWS

			October 12, 2005
	Twelve	months ended	(inception) to
	September	30,	September 30,
	2011	2010	2011
Operating Activities
Net loss	$(45,827)	$(74,932)	$(257,430)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	6,468	25,285	6,468
Depreciation	0	0	1,060
Impairment of technology rights	0	1	0
Management fees accrued	1,000	0	1,000
Subscriptions receivable	0	0	0
Rounding errors	0	(1)	0
Change in non-cash working capital items	4,254	907	4,625
Change in Related Party notes	0	27,961	0
Non-cash expenses	0	1,518	0
Increase in prepaid expenses	(1,000)	0	(1,000)
	(35,105)	(19,261)	(245,277)

Investing Activities
Purchase of equipment	0	0	(1,060)
	0	0	(1,060)

Financing Activities
Proceeds from issuance of common stock	0	3,840	142,115
Advances from (repayments to) related party	35,105	13,506	59,276
Cash used in settlement of promissory note	0	0	44,946
	35,105	17,346	246,337

Increase (decrease) in cash	0	(1,915)	0

Cash, beginning	0	1,915	0

Cash, ending	$0	$0	$0

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$0	$0	$2,074

Income taxes	$0	$0	$0

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) for the period October 12, 2005 (Inception) to September 30, 2011
					Deficit
					Accumulated
	Common Shares		Additional	Stock	During the
		Par	Paid-in	Subscriptions	Development
	Number	Value	Capital	Receivable	Stage	Total
Balance, October 12, 2005 (Inception)	-	$-	$-	$-	$-	$-

Issued for cash: Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	-	3,200
Issued for cash: Common stock August, 2006 – at $0.01	640,000	640	5,760		-	6,400
Net loss	-	-	-	-	(8,074)	(8,074)
Balance, September 30, 2006	3,840,000	3,840	5,760	-	(8,074)	1,526

Net loss	-	-	-	-	(36,205)	(36,205)
Balance, September 30, 2007	3,840,000	3,840	5,760	-	(44,279)	(34,679)

Issued for cash: Common stock December 2007 – at $0.50	209,000	209	104,291	-	-	104,500
Net loss	-	-	-	-	(39,189)	(39,189)
Balance, September 30, 2008	4,049,000	4,049	110,051	-	(83,468)	30,632

Net loss	-	-	-	-	(53,203)	(53,203)
Balance, September 30, 2009	4,049,000	4,049	110,051	-	(136,671)	(22,571)

Cancellation of Common Stock	(3,840,000)	(3,840)	-	-	-	(3,840)
Issued for cash: Common Stock	3,840,000	3,840	-	(3,840)	-	-
Receipt of stock receivable	-	-	-	3,840	-	3,840
Gain realized on divestiture of related party	-	-	27,961	-	-	27,961
Contributed debt - related party	-	-	4,775	-	-	4,775
Contributed capital - legal debt	-	-	54	-	-	54
Net loss	-	-	-	-	(74,932)	(74,932)
Balance, September 30, 2010	4,049,000	4,049	142,841	-	(211,603)	(64,713)

Net loss	-	-	-	-	(45,827)	(45,827)
Balance, September 30, 2011	4,049,000	$4,049	$142,841	$-	$(257,430)	$(110,540)

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2011 and 2010

Note 1

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005 and its fiscal year end is September 30.  The Company was in the development stage and acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.  In December 2009, the Company had a change in management; we ceased pursuing the software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger. To date no revenues have been generated.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a negative working capital deficit of $110,540 as of September 30, 2011 and has accumulated a deficit of $257,430 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Technology rights

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced.  These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies.  Software development costs capitalized include direct labor and purchased software expenses incurred after technological feasibility has been established.  Amortization of capitalized application software development costs begins upon the commencement of commercial operations.  Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues.  At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.  In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totaling $14,152 (CAD $15,900).  The net book value of capitalized application software is reviewed annually for impairment.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151, resulting in the technology’s carrying value of $1.  In December 2009, the Company ceased operations of its software venture, and returned the asset to a related party in exchange for assumption of debt.  As of September 30, 2011, there are no technology rights in the Company.

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

Note 2

Summary of Significant Accounting Policies – (cont’d)

Newly Adopted Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

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

Note 4

Equipment

Equipment consists of the following:

	September 30	September 30
	2011	2010

Computer equipment	$0	$0
Less: Accumulated depreciation	(0)	(0)

	$0	$0

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

In December 2009, the Company had a change in management.  We ceased pursuing the software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger.  As of September 30, 2011, there are no technology rights in the Company.

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

As at September 30, 2011 and 2010, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

In December 2009, the President of the Company agreed to take the computer asset and the technology rights in exchange for forgiveness of indebtedness owed to him and the return and cancellation of his 3,840,000 shares of stock.  In December 2009, the Company issued 3,840,000 shares of restricted stock to five related parties at par value.  As of September 30, 2010 and 2009, the Company had 4,049,000 shares issued and outstanding.

As of September 30, 2011 and 2010, related parties loaned the Company $41,928 and $24,833 respectively.

Note 8

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of December 31, 2011 and 2010, are as follows:

Deferred tax assets:	2011	2010
Net operating loss carry forward	$90,101	$74,932
Less valuation allowance	(90,101)	(74,932)
Total net deferred tax assets	$0	$0

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2010 and 2009, respectively, is as follows:

	2011	2010
Tax at U.S. Statutory Rate	35.0%	35.0%
Change in valuation allowance	(35.0)	(35.0)
	0.0%	0.0%

Note 9

Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K, and determined that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes thereto other than as discussed in the accompanying notes.

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

* Filed herewith.

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

By: /s/ BRUCE THOMSEN

Bruce Thomsen

President, Secretary, Chief Financial

Officer, and Sole Director

Date: January 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE THOMSEN Bruce Thomsen	President, Secretary, Chief Financial Officer, and Sole Director (Principal Executive Officer) (Principal Accounting Officer)	January 10, 2012

17