Form 10-Q
period 2011-12-31
PACIFIC SOFTWARE, INC.
filed 2012-02-08
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(714) 418-7787
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

Yes  X . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at December 31, 2011.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED December 31, 2011

INDEX

A Note About Forward-Looking Statements	2

PART I - FINANCIAL INFORMATION	3

Item 1 - Financial Statements (Unaudited)	3

Condensed Balance Sheets –December 31, 2011 (Unaudited) and September 30, 2011	3

Condensed Statements of Operations (Unaudited) - For the three month periods ended December 31, 2011 and 2010, and from October 12, 2005 (inception) to December 31, 2011	4

Condensed Statements of Cash Flows (Unaudited) - For the three month periods ended December 31, 2011 and 2010, and from October 12, 2005 (inception) to December 31, 2011	5

Notes to the Condensed Financial Statements (Unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition or Results of Operations	11

Item 4T - Controls and Procedures	12

PART II - OTHER INFORMATION	12

Item 6 – Exhibits	12

Signatures	13

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PACIFIC SOFTWARE INC.

 (A Development Stage Company)

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2011	2011
	unaudited	audited

ASSETS
Current
Cash	$0	$0
Prepaid expenses	2,000	1,000
Equipment – Note 4	0	0
Technology rights – Note 5	0	0

	$2,000	$1,000

LIABILITIES
Current
Accounts payable and accrued liabilities	$48,227	$39,246
Accrued interest - related party	6,809	5,161
Due to related party – Notes 5 and 7	77,994	66,761

	133,030	111,168

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6
Authorized: 100,000,000 common shares authorized, $0.001 par value 10,000,000 preferred shares, $0.001 par value Issued and outstanding 4,049,000 common shares (September 30, 2011 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Share subscriptions receivable	0	0
Deficit accumulated during the development stage	(277,920)	(257,058)

Total Stockholders' Equity	(131,030)	(110,168)

Total Liabilities and Stockholders' Equity	$2,000	$1,000

Going concern – Note 1

PACIFIC SOFTWARE INC.

 (A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

			October 12, 2005
	Three months ended		(inception)
	December 31,		to December 31,
	2011	2010	2011
Expenses
Depreciation	$0	$0	$532
Impairment of technology rights	0	0	14,151
Interest	1,649	798	9,016
Management fees	1,000	1,500	26,685
Office and general	0	0	5,992
Professional fees	15,980	4,040	202,706
Transfer and filing fees	2,233	250	13,588
Website development	0	0	5,250

Net loss	$(20,862)	$(6,588)	$(277,920)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

			October 12, 2005
	Three months ended		(inception) to
	December 31,		December 31,
	2011	2010	2011
Operating Activities
Net loss	$(20,862)	$(6,588)	$(257,058)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	8,980	1,040	6,096
Depreciation	0	0	1,060
Impairment of technology rights	0	0	0
Management fees accrued	(1,000)	0	1,000
Subscriptions receivable	0	0	0
Rounding errors	0	0	0
Change in non-cash working capital items	3,649	798	4,625
Change in Related Party notes	0	4,750	35,105
Non-cash expenses	0	0	0
Increase in prepaid expenses	(2,000)	0	(1,000)

	(11,233)	0	(210,172)

Investing Activities
Purchase of equipment	0	0	(1,060)

	0	0	(1,060)

Financing Activities
Proceeds from issuance of common stock	0	0	142,115
Advances from (repayments to) related party	11,233	0	24,171
Cash used in settlement of promissory note	0	0	44946

	11,233	0	211,232

Increase (decrease) in cash	0	0	0

Cash, beginning	0	0	0

Cash, ending	$0	$0	$0

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$0	$0	$2,074
Income taxes	$0	$0	$0

NOTES

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

December 31, 2011

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2011, the results of operations and cash flows for the three months ended December 31, 2011 and 2010 and from date of inception (October 12, 2005) to December 31, 2011. The balance sheet as of September 30, 2011 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2012.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $277,920 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

1.

Development Stage Company

The Company is a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

B.

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

C.

Technology rights

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labor and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized application software development costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, management evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. In October 2006, the Company capitalized direct costs incurred in the acquisition of its proprietary application software totaling $14,152 (CAD $15,900). The net book value of capitalized application software is reviewed annually for impairment During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1, which, as of December 31, 2009, were deeded back to the departing CEO in exchange for forgiveness of indebtedness

(i)

Impairment of Long-lived Assets

Capital assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Note 2

Summary of Significant Accounting Policies – (cont’d)

D.

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

1.

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

2.

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

Note 3

Financial Instruments – (cont’d)

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

Note 4

Equipment

In December 2009, the Company had a change of control.  The departing CEO was assigned the assets he previously had contributed to the Company in exchange for negation of debt to him.  As of December 31, 2011 and 2010, equipment consists of the following:

	December 31,	December 31,
	2011	2010

Computer equipment	$0	$0
Less: Accumulated depreciation	(0)	(0)

	$0	$0

Note 5

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1. (2008 - $14,152).  As of December 31, 2009, the technology rights were deeded back to the departing CEO in exchange for forgiveness of indebtedness.  As of December 31, 2011, there are no technology rights in the Company.

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

On December 5, 2009, the Company received back and cancelled 3,840,000 shares from the former president.  Also on December 5, 2009, the Company issued 3,840,000 shares of restricted stock to 4 related parties, at par value.  As of December 31, 2009, the Company has 4,049,000 shares issued and outstanding.

As of December 31, 2011, the Company has not granted any stock options or recorded any stock-based compensation.

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

In December 2009, the President of the Company agreed to take the computer asset and the technology rights in exchange for forgiveness of indebtedness owed to him and the return and cancellation of his 3,480,000 shares of stock.  In December 2009, the Company issued 3,480,000 shares of restricted stock to four related parties at par value.  As of December 31, 2011, the Company has 4,049,000 shares issued and outstanding.

As of December 31, 2011 and 2010, related parties had made cash payments on behalf of the Company of $11,233 and $36,406 respectively.

As of December 31, 2011, the Company was paying $500 per month to the President of the Company on a month-to-month arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations for the Three-Month Periods Ended December 31, 2011 and December 31, 2010.

We did not generate any revenue for the three-month period ended December 31, 2011 or for the same period in 2010.  Our expenses were $20,862 for the three-month period ended December 31, 2011, compared to $6,588 for the same period in 2010.  From inception to December 31, 2011, our expenses were $277,920.  Our expenses primarily consisted of professional and management fees in the current period as opposed to transfer agent and filing fees in the prior period.  Our professional fees were, to a large extent, to our auditors and legal counsel for certain U.S. and Canadian regulatory filings.

Liquidity and Capital Resources

At December 31, 2011, we had no cash and our total current liabilities consisted of $133.030 in accounts payable, of which $84,403 (including $6,809 in interest) was due to a related party for operational expenses and $48,227 was due to various other third parties. We do not anticipate any capital expenditures in the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4T. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

__________________________

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.
(Registrant)

February 8, 2012	/s/ Bruce Thomsen
Bruce Thomsen
President, Secretary, and Director