Form 10-Q
period 2012-03-31
PACIFIC SOFTWARE, INC.
filed 2012-05-11
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number:  001-34379

PACIFIC SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	41-2190974 (I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, Nevada (Address of principal executive offices)	89706 (Zip Code)

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at March 31, 2012.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED March 31, 2012

INDEX

A Note About Forward-Looking Statements	2

PART I – FINANCIAL INFORMATION	3

Item 1 – Financial Statements (Unaudited)	3

Condensed Balance Sheets –March 31, 2012 (Unaudited) and September 30, 2011	3

Condensed Statements of Operations (Unaudited) - For the three month periods ended March 31, 2012 and 2011, and from October 12, 2005 (inception) to March 31, 2012	4

Condensed Statements of Cash Flows (Unaudited) - For the three month periods ended March 31, 2012 and 2011, and from October 12, 2005 (inception) to March 31, 2012	5

Notes to the Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition or Results of Operations	10

Item 4T – Controls and Procedures	11

PART II – OTHER INFORMATION	12

Item 6 – Exhibits	12

Signatures	12

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2012 unaudited	September 30, 2011 unaudited
ASSETS
Current
Cash	$-	$-
Prepaid expenses	1,000	1,000

	$1,000	$1,000

LIABILITIES
Current
Accounts payable and accrued liabilities	$47,749	$39,618
Accrued interest related parties	8,454	5,161
Due to related party – Note 5	84,361	66,761

	140,564	111,540

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital stock – Note 6 Authorized: 100,000,000 common shares authorized, $0.001 par value 10,000,000 preferred shares, $0.001 par value Issued and outstanding 4,049,000 common shares (September 30, 2011 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Deficit accumulated during the development stage	(286,454)	(257,430)

Total Stockholders' Equity	$(139,564)	$(110,540)

Total Liabilities and Stockholders' Equity	$1,000	$1,000

Going concern – Note 1

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

	3 months ended		Six months ended		October 12, 2005 (inception)
	March 31,		March 31,		to March 31,
	2012	2011	2012	2011	2012
Expenses
Depreciation	$-	$-	$-	$-	$532
Impairment of technology rights	-	-	-	-	14,151
Interest	1,644	798	3,293	1,596	10,660
Management fees	367	1,500	1,367	3,000	27,052
Office and general	-	-	-	-	6,219
Professional fees	4,766	13,667	20,746	17,707	207,617
Transfer and filing fees	1,385	1,034	3,618	1,285	14,973
Website development	-	-	-	-	5,250

Net loss	$(8,162)	$(16,999)	$(29,024)	$(23,588)	$(286,454)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	4,049,000

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

	6 months ended		October 12, 2005 (inception) to
	March 31,		March 31,
	2012	2011	2012
Operating Activities
Net loss	$(29,024)	$(23,588)	$(235,241)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	8,131	7,458	39,608
Depreciation	-	-	104
Impairment of technology rights	-	-	-
Management fees accrued	-	-	-
Accrued Interest	3,293	1,595	2,502

Change in non-cash working capital items	-	-	-
Change in Related Party notes	-	-	4,775
Write-off of Equipment	-	-	-

	(17,600)	(14,535)	(188,252)

Investing Activities
Purchase of equipment	-	-	-

	-	-	-

Financing Activities
Proceeds from issuance of common stock	-	-	114,100
Advances from (repayments to) related party	17,600	14,535	46,191
APIC Adjustment	-	-	27,961

	17,600	14,535	188,252

Increase (decrease) in cash	-	-	-

Cash, beginning	$-	-	-

Cash, ending	$-	$-	$-

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$2,074

Income taxes	$-	$-	$-

NOTES

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

March 31, 2011

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2012, the results of operations and cash flows for the three months and six months ended March 31, 2012 and 2011 and from date of inception (October 12, 2005) to March 31, 2012.  The balance sheet as of September 30, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2012.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $286,454 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

New accounting pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 5

Related Party Transactions

During the six months ended March 31, 2012 and 2011, respectively related parties loaned the Company $17,600 and $36,191 for operational expenses respectively.  As of March 31, 2012 and 2011, no loans have been repaid.

As of March 31 2012 and 2011, the total outstanding loans to related parties is $84,361 and $46,191, respectively.

Note 6

Capital Stock

The total number of shares authorized to be issued by the Company is 100,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001.  There are 4,049,000 shares issued and outstanding as of March 31, 2012 and 2011.

During the six moth periods ended March 31, 2012 and 2011, respectively, the Company has not granted any stock options or recorded any stock-based compensation.

Note 7

Subsequent events

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported.  The Management of the Company determined that there were no other reportable subsequent events to be disclosed.

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

Results of Operations for the Three-Month Periods Ended March 31, 2012 and March 31, 2011.

We did not generate any revenue for the three-month period ended March 31, 2012 or for the same period in 2011.  Our expenses were $8,162 for the three-month period ended March 31, 2012, compared to $16,999 for the same period in 2011.  From inception to March 31, 2012, our expenses were $286,454.  Our expenses primarily consisted of professional fees, interest and transfer and filing fees in the current period as opposed to professional fees, management fees and transfer and filing fees in the prior period.

Results of Operations for the Six-Month Periods Ended March 31, 2012 and March 31, 2011.

We did not generate any revenue for the six-month period ended March 31, 2012 or the same period in 2011.  Our expenses were $29,024 for the six-month period ended March 31, 2012 as compared to $23,588 for the same period in 2011.  From inception to March 31, 2012, our expenses were $286,454.  Our expenses primarily consisted of professional fees, interest, management fees, and transfer and filing fees for both six-month periods.

Liquidity and Capital Resources

At March 31, 2012, we had no cash and our total current liabilities consisted of $140,564 in accounts payable and accrued liabilities, of which $92,815 (including $8,454 in interest) was due to a related party for operational expenses and $47,749 was due to various other third parties. We do not anticipate any capital expenditures in the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

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

May 10, 2012

/s/ Bruce Thomsen

Bruce Thomsen

President, Secretary, and Director