Form 10-Q
period 2012-06-30
PACIFIC SOFTWARE, INC.
filed 2012-08-08
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  001-34379

PACIFIC SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2190974
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

123 West Nye Lane, Suite 129,
Carson City, Nevada	89706
(Address of principal executive offices)	(Zip Code)

(714)418-7787

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at June 30, 2012.

PACIFIC SOFTWARE, INC.

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2012

INDEX

A Note About Forward-Looking Statements	2

PART I – FINANCIAL INFORMATION	3

Item 1 – Financial Statements (Unaudited)	3

Condensed Balance Sheets – June 30, 2012 (Unaudited) and September 30, 2011	3

Condensed Statements of Operations (Unaudited) – For the three month periods ended June 30, 2012 and 2011, and from October 12, 2005 (inception) to June 30, 2012	4

Condensed Statements of Cash Flows (Unaudited) – For the three month periods ended June 30, 2012 and 2011, and from October 12, 2005 (inception) to June 30, 2012	5

Notes to the Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition or Results of Operations	10

Item 4T – Controls and Procedures	11

PART II – OTHER INFORMATION	12

Item 6 – Exhibits	12

Signatures	12

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

Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Factors that could cause future results to differ from these expectations include general economic conditions; further changes in our business direction or strategy; competitive factors; market uncertainties; additional regulatory burdens; and an inability to attract, develop, or retain consulting or managerial agents or independent contractors. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SOFTWARE INC. (A Development Stage Company) CONDENSED BALANCE SHEETS

	June 30,	September 30,
	2012	2011
	unaudited	audited
	$	$
ASSETS
Current
Cash	-	-
Prepaid expenses	-	1,000

	-	1,000

LIABILITIES
Current
Accounts payable and accrued liabilities	46,418	39,618
Accrued interest related parties	10,525	5,161
Due to related party – Note 5	90,355	66,761

	147,298	111,540

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6 Authorized: 100,000,000 common shares authorized, $0.001 par value 10,000,000 preferred shares, $0.001 par value Issued and outstanding 4,049,000 common shares (September 30, 2011 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Deficit accumulated during the development stage	(294,188)	(257,430)

Total Stockholders' Equity	(147,298)	(110,540)

Total Liabilities and Stockholders' Equity	-	1,000

Going concern – Note 1

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

					October 12, 2005
	3 months ended		Nine months ended		(inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012
	$	$	$	$	$
Expenses
Depreciation	-	-	-	-	532
Impairment of technology rights	-	-	-	-	14,151
Interest	2,072	1,251	5,365	4,254	12,732
Management fees	-	1,500	1,367	6,000	27,052
Office and general	104	-	104	227	6,323
Professional fees	4,438	4,301	25,184	31,996	212,055
Transfer and filing fees	1,120	115	4,738	3,350	16,093
Website development	-	-	-	-	5,250

Net loss	(7,734)	(7,167)	(36,758)	(45,827)	(294,188)

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000	4,049,000	4,049,000

PACIFIC SOFTWARE INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

			October 12, 2005
	9 months ended		(inception) to
	June 30,		June 30,
	2012	2011	2012
	$	$	$

Operating Activities
Net loss	(36,758)	(30,755)	(294,188)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	6,800	4,452	45,368
Depreciation	-	-	104
Prepaid expenses	1,000	(699)	1,000
Management fees accrued	-	-	-
Accrued Interest	5,365	2,847	10,525
Change in non-cash working capital items	-	-	-
Change in Related Party notes	-	-	4,775
Write-off of Equipment	-	-	-
Rounding	(1)	-	-
	(23,594)	(24,155)	(232,416)

Investing Activities
Purchase of equipment	-	-	-
	-	-	-

Financing Activities
Proceeds from issuance of common stock	-	-	114,100
Advances from (repayments to) related party	23,594	24,155	90,355
APIC Adjustment			27,961
	23,594	24,155	232,416

Increase (decrease) in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	-	-	-

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	-	-	2,074

Income taxes	-	-	-

NOTES

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2012

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2012, the results of operations and cash flows for the three months and nine months ended June 30, 2012 and 2011 and from date of inception (October 12, 2005) to June 30, 2012.  The balance sheet as of September 30, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2012.

Description of business

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005, and its fiscal year end is September 30.  The Company is in the development stage and had acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.  To date no revenues have been generated.  The Company has ceased pursuing its software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $294,188 since inception, and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due, and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

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

Note 5

Related Party Transactions

During the nine months ended June 30, 2012 and 2011, related parties loaned the Company $23,594 and $24,155,  for operational expenses, respectively.  As of June 30, 2012 and 2011, no loans have been repaid.

As of June 30, 2012 and 2011, the total outstanding loans to related parties is $90,355 and $55,811, respectively.

Note 6

Capital Stock

The total number of shares authorized to be issued by the Company is 100,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001.  There are 4,049,000 shares issued and outstanding as of June 30, 2012 and 2011.

As of June 30, 2012 and 2011, the Company has not granted any stock options or recorded any stock-based compensation.

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

Results of Operations for the Three-Month Periods Ended June 30. 2012 and June 30 , 2011.

We did not generate any revenue for the three-month period ended June 30, 2012 or for the same period in 2011. Our expenses were $7,734 for the three-month period ended June 30, 2012, compared to $7,167 for the same period in 2011. From inception to June 30, 2012, our expenses were $294,188. Our expenses primarily consisted of professional fees, interest and transfer and filing fees in the current period as opposed to professional fees, management fees and transfer and filing fees in the prior period.

Results of Operations for the Nine-Month Periods Ended June 30, .2012 and June 30, 2011.

We did not generate any revenue for the nine-month period ended June 30, 2012 or the same period in 2011. Our expenses were $36,758 for the nine-month period ended June 30, 2012 as compared to $45,827 for the same period in 2011. From inception to June 30, 2012, our expenses were $294,188. Our expenses primarily consisted of professional fees, interest, management fees, and transfer and filing fees for both nine-month periods.

Liquidity and Capital Resources.

At June 30, 2012, we had no cash and our total current liabilities consisted of $147,298 in accounts payable and accrued liabilities, of which $100,880 (including $10,525 in interest) was due to a related party for operational expenses and $46,418 was due to various other third parties. We do not anticipate any capital expenditures in the next 12 months.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description of Exhibit
10.1

Contribution Agreement, effective as of December 3, 2009, by and between Pacific Software Inc., a Nevada corporation, and Marinus Jellema. (Incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed February 11, 2010.)

16.1	Letter from Dale Matheson Can-Hilton Labonte LLP, dated February 8, 2010. (Incorporated by reference to Exhibit 16.1 of our Current Report on Form 8-K filed February 8, 2010.)
17.1	Resignation of Harrysen Mittler. (Incorporated by reference to Exhibit 17.1 of our Current Report on Form 8-K filed June 22, 2010.)
17.2	Resignation of Marinus Jellema. (Incorporated by reference to Exhibit 17.2 of our Current Report on Form 8-K filed June 22, 2010.)
31.1*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

____________________________

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SOFTWARE, INC.

(Registrant)

August 7, 2012	/s/Bruce Thomsen
Bruce Thomsen
President, Secretary, and Director