Form 10-K
period 2012-09-30
PACIFIC SOFTWARE, INC.
filed 2012-12-13
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

  X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2012

OR

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission File No: 001-34379

PACIFIC SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada	41-2190974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

123 West Nye Lane, Suite 129, Carson City, Nevada	89706
(Address and telephone number of Principal Executive Offices)	(Zip Code)

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

Yes  X . No      .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average of the last bid and asked price of such common equity, as of December 3, 2012, was $573,075.

The number of shares outstanding of the registrant’s common stock as of December 3, 2012, was 4,049,000.

PACIFIC SOFTWARE, INC.

TABLE OF CONTENTS

PART I	Page

Item 1.
Business	3

Item 2.	7
Properties

Item 3.	7
Legal Proceedings

Item 4.	7
Submission of Matters to a Vote of Security Holders

PART II

Item 5.	8
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 7.	9
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	10
Financial Statements and Supplementary Data
1
Item 9.	10
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
1
Item 9A(T).	11
Controls and Procedures

Item 9B.	11
Other Information

PART III

Item 10.	12
Directors, Executive Officers and Corporate Governance

Item 11.	13
Executive Compensation

Item 12.	14
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	14
Certain Relationships and Related Transactions, and Director Independence

Item 14.	15
Principal Accountant Fees and Services

Item 15.
Exhibits, Financial Statement Schedules	F-1

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

Our Business

In December 2009, we ceased operations and are now focusing our efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge.   We have had discussions with a number of potential target companies in the past.  Most recently, in August 2012, a letter of intent with an enterprise was entered into, and it expired in November 2012.  No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $309,347from October 12, 2005 through September 30, 2012. We have changed our business strategy and are now focusing our efforts on seeking a business opportunity. If we are not able to complete the successful development of our business plan, generate significant revenues, and attain sustainable profitable operations, then our business will fail.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated no revenues since our inception and have incurred substantial losses. We have had losses of approximately $309,347 from our inception in October 2005 through September 30, 2012, and also a negative cash flow of $110,540.  These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fiscal year ended September 30, 2012, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Commencing on September 18, 2008, our common stock was eligible for quotation on the OTC Bulletin Board. Because of a lack of quotations by a broker-dealer, on November 17, 2009, we lost our eligibility. Commencing on October 11, 2010, our common stock was again eligible for quotation on the OTC Bulletin Board, where it currently is quoted.  As of December 3, 2012, there were 65 shareholders of record of our common stock.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “PFSF”.  It also is traded on the OTCQB.  On December 3, 2012, the quote for our common stock on the OTCBB was $0.00 bid and $0.00 ask.  Also, on December 3, 2012, the quote for our common stock on the OTCQB was $0.60 bid and $0.75 ask.  The table below sets forth the high and low bid prices per share of our common stock for each quarter of our two most recently completed fiscal years.  These quotations represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.  This information was obtained from the OTCBB Monthly Trade And Quote Summary.  It does not include information from the OTCQB.

‘

Fiscal Year 2012	High Bid	Low Bid
First Quarter	0.20	0.10
Second Quarter	[no quotes]	[no quotes]
Third Quarter	[no quotes]	[no quotes]
Fourth Quarter	[no quotes]	[no quotes]

Fiscal Year 2011	High Bid	Low Bid
First Quarter	[no quotes]
Second Quarter	0.55	0.00
Third Quarter	1.01	0.55
Fourth Quarter	[no quotes]

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the years ended September 30, 2012 or 2011. During the fiscal year ended September 30, 2010, effective December 3, 2009, we entered into a Contribution Agreement with Marinus Jellema, a then-executive officer and director of the Company, in connection with which he contributed to our treasury, for cancellation, 3,840,000 shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING PRESENTATION OF OUR MANAGEMENT’S DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS REPORT.

Results of Operations

We are a development stage corporation. We have generated no revenues from our business operations since inception and have incurred $309,367 in expenses from inception through September 30, 2012.

The following table provides selected financial data about our company for the fiscal years ended September 30, 2012 and 2011, respectively.

Balance Sheet Data	September 30, 2012	September 30, 2011
Prepaid Expenses	$-0-	$1,000
Total assets	$-0-	$1,000
Total liabilities	$162,457	$111,540
Stockholders’ equity	$(162,457)	$(110,540)

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

In its report on our September 30, 2012 audited financial statements, our independent registered public accounting firm expressed an opinion that there is substantial doubt about our availability to continue as a going concern. See Note 1 to our financial statements. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception.

Period from October 12, 2005 (inception) to September 30, 2012

We did not generate any revenue from October 12, 2005 (inception) to September 30, 2012. From inception to September 30, 2012, our expenses were $309,347.  Expenses consisted of professional fees, and administrative and management fees, as well as travel and promotion. The professional fees were, to a large extent, to our auditors and legal counsel initially for preparation of our registration statement and subsequently for certain other U.S. and Canadian regulatory issues.

Period from October 1,  2011 to September 30, 2012

We did not generate any revenue from October 1, 2011 to September 30, 2012. From October 1, 2011 to September 30, 2012, as compared to the year-earlier period, our expenses increased by $6,090, which includes an increase of $3,113 in professional fees in respect of certain U.S. and Canadian regulatory issues, an increase of $3,340 in interest expense, and an increase of $4,393 in transfer and filing fees, as partially offset by a decrease in management fees of $5,000.  Our net loss increased to $51,917 from $45,827 for the periods ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Since inception of the Company on October 12, 2005, to September 30, 2012, the Company has issued 7,889,000 common shares, of which 4,049,000 remain outstanding, for total proceeds of approximately $117,940.

At September 30, 2012 we had total assets of $-0-.  Total current liabilities at September 30, 2012 consisted of $162,457, of which $113,367 was payable to a related party and the balance consisted of accounts payable and accrued liabilities. As of December 3, 2009, we were released of an obligation to a different related party in the amount of $18,150.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012.  Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, during the period and as of the end of the period covered by this Annual Report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosures.

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

Our management has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2012, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our business will be managed by our officers and directors. The following table sets forth certain information, as of December 4, 2012 with respect to our sole officer and director:

Name	Age	Position	Since
Bruce Thomsen	73	President, Chief Financial Officer, Secretary, Director	June 22, 2010

Effective June 22, 2010, Bruce Thomsen was appointed as our President, Chief Financial Officer, and Secretary and as a member of our board of directors.  For more than the past five years, Mr. Thomsen has been a self-employed business consultant through Asia Millennium Investments, Inc., where he serves as its President and CEO.  In addition, he and his wife each owns 50 percent of Solutions For Life, Inc., a distributor of Shaklee products in the United States and China, and he serves as Chairman of the Board of Golden Peach Corporation, a company devoted to providing senior care management to active living facilities in Mainland China.  Mr. Thomsen holds a Bachelor of Science in Business Administration from Northeastern University with a double major in Marketing and Economics.

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

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended September 30, 2012, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

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

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2012 to our principal executive officer or anyone acting in a similar capacity during the last completed fiscal year:

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compensation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs(#)	LTIP Payouts ($)
Bruce Thomsen, President, Secretary, Chief Financial Officer, Director [1]	9-30-12
	9-30-11	0	0	6,000	0	0	0	0

1.  Mr. Thomsen became our President, Secretary, and Chief Financial Officer during the fiscal year ended September 30, 2010. Beginning in July 2010, and through December 2012, he was paid $500 per month. In 2012, he is serving without compensation.

Employment and Consulting Agreements

There were no employment contracts or consulting agreements with our directors or officers during the years ended September 30, 2012 and 2011, except for a month-to-month arrangement with Bruce Thomsen, the President, Secretary, Chief Financial Officer and sole director of the Company, who receives $500 per month on a month-to-month basis for serving in those positions.  Mr. Thomsen has been serving under this arrangement, as an independent contractor, since July 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 3, 2012 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of	Amount and Nature of	Percentage of Outstanding
Beneficial Owner	Beneficial Relationship	Common Stock(1)

Harrysen Mittler	3,200,000	79%
4040 Creditview Road Suite 11-183
Mississauga
Ontario, Canada L5C 3Y8

Bruce Thomsen	0	0%
12503 Saratoga Woods Lane Humble, Texas 77346

All officers and Directors, as a group (one individual)	0	0%

(1)

The percentage ownership is calculated based on 4,049,000 shares of our common stock issued and outstanding as of December 3, 2012.

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

Item 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed by our independent registered public accountant for services performed during the fiscal years ended September 30, 2010 and 2011, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2011	Year ended September 30, 2012
Audit fees (1)	$13,500	$13,000
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$13,500	$13,000

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

(3) “Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2011 and 2012.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by our principal independent accountants in 2012 and 2011. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimus standards.

Item 15.   Exhibits, Financial Statement Schedules

The financial statements required by Item 8 are presented in the following order:

To the Board of Directors and Shareholders

Pacific Software, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Pacific Software, Inc. a development stage company as of September 30, 2012, and 2011 and the related statements of operations, statement of shareholders’ deficit and cash flows for the years ending September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Software, Inc. as of September 30, 2012 and 2011, and, the results of operations, statement of shareholders’ deficit and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in note 1 to the financial statements, the Company has incurred net losses since inception, a retained deficit of $309,000 and no working capital, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ R.R. Hawkins and Associates International, a PC

November 28, 2012

Los Angeles, CA

11301 W. Olympic Blvd., Suite No. 714

Los Angeles, CA 90064

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

PACIFIC SOFTWARE INC.
(A Development Stage Company)
BALANCE SHEET

	September 30,	September 30,
	2012	2011
ASSETS
Current
Cash	$-	$-
Prepaid expenses	-	1,000
Equipment – Note 4	-	-
Technology rights – Note 5	-	-

	$-	$1,000

LIABILITIES
Current
Accounts payable and accrued liabilities	$49,090	$39,618
Accrued interest - related party	12,754	5,161
Due to related party – Notes 5 and 7	100,613	66,761

	162,457	111,540

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6 Authorized: 100,000,000 common shares authorized, $0.001 par value 10,000,000 preferred shares, $0.001 par value Issued and outstanding 4,049,000 common shares (September 30, 2011 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Share subscriptions receivable	-	-
Deficit accumulated during the development stage	(309,347)	(257,430)

Total Stockholders' Equity	(162,457)	(110,540)

Total Liabilities and Stockholders' Equity	$-	$1,000

Going concern – Note 1

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Twelve months ended		October 12, 2005 (inception)
	September 30,		to September 30,
	2012	2011	2012
Expenses
Depreciation	$-	$-	$532
Impairment of technology rights	-	-	14,151
Interest	7,594	4,254	14,961
Management fees	1,000	6,000	26,685
Office and general	471	227	6,690
Professional fees	35,109	31,996	221,980
Transfer and filing fees	7,743	3,350	19,098
Website development	-	-	5,250

Net loss	$51,917	$45,827	$309,347

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			October 12, 2005
	Twelve months ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
Operating Activities
Net loss	$(51,917)	$(45,827)	$(309,347)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	9,472	6,468	49,090
Depreciation	-	-	1,060
Impairment of technology rights	-	-	-
Management fees accrued	-	1,000	-
Subscriptions receivable	-	-	-
Rounding errors	-	-	-
Change in non-cash working capital items	7,593	4,254	12,754
Change in Related Party notes	-	-	-
Non-cash expenses	-	-	-
Increase in prepaid expenses	1,000	(1,000)	-
			-
	(33,852)	(35,105)	(246,443)

Investing Activities
Purchase of equipment	-	-	(1,060)

	-	-	(1,060)

Financing Activities
Proceeds from issuance of common stock	-	-	142,115
Advances from (repayments to) related party	33,852	35,105	60,442
Cash used in settlement of promissory note	-	-	44946

	33,852	35,105	247,503

Increase (decrease) in cash	-	-	-

Cash, beginning	-	-	-

Cash, ending	$-	$-	$-

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	-	-	2,074
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) for the period October 12, 2005 (Inception) to September 30, 2012
					Deficit
					Accumulated
	Common Shares		Additional	Stock	During the
		Par	Paid-in	Subscriptions	Development
	Number	Value	Capital	Receivable	Stage	Total
Balance, October 12, 2005 (Inception)	-	$-	$-	$-	$-	$-

Issued for cash: Common stock August, 2006 – at $0.001	3,200,000	3,200	-	-	-	3,200
Issued for cash: Common stock August, 2006 – at $0.01	640,000	640	5,760		-	6,400
Net (loss)	-	-	-	-	(8,074)	(8,074)
Balance, September 30, 2006	3,840,000	3,840	5,760	-	(8,074)	1,526

Net (loss)	-	-	-	-	(36,205)	(36,205)
Balance, September 30, 2007	3,840,000	3,840	5,760	-	(44,279)	(34,679)

Issued for cash: Common stock December 2007 – at $0.50	209,000	209	104,291	-	-	104,500
Net (loss)	-	-	-	-	(39,189)	(39,189)
Balance, September 30, 2008	4,049,000	4,049	110,051	-	(83,468)	30,632

Net (loss)	-	-	-	-	(53,203)	(53,203)
Balance, September 30, 2009	4,049,000	4,049	110,051	-	(136,671)	(22,571)

Cancellation of Common Stock	(3,840,000)	(3,840)	-	-	-	(3,840)
Issued for cash: Common Stock	3,840,000	3,840	-	(3,840)	-	-
Receipt of stock receivable	-	-	-	3,840	-	3,840
Gain realized on divestiture of related party	-	-	27,961	-	-	27,961
Contributed debt - related party	-	-	4,775	-	-	4,775
Contributed capital - legal debt	-	-	54	-	-	54
Net (loss)	-	-	-	-	(74,932)	(74,932)
Balance, September 30, 2010	4,049,000	4,049	142,841	-	(211,603)	(64,713)

Net (loss)	-	-	-	-	(45,827)	(45,827)
Balance, September 30, 2011	4,049,000	4,049	142,841	-	(257,430)	(110,540)

Net (loss)	-	-	-	-	(51,917)	(51,917)
Balance, September 30, 2012	4,049,000	$4,049	$142,841	$-	$(309,347)	$(162,457)

The accompanying notes are an integral part of these financial statements

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2012 and 2011

Note 1

Nature and Continuance of Operations

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada, United States of America on October 12, 2005, and its fiscal year-end is September 30.  The Company was in the development stage and has acquired the rights to a software package named LargeFilesASAP software and the LargeFilesASAP.com domain name.  In December 2009, the Company had a change in management; it ceased pursuing the software venture, returned the rights to a related party in exchange for assumption of debt, and is currently in the market for an acquisition or merger. To date, no revenues have been generated.

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has a negative working capital deficit of $162,457 as of September 30, 2012 and has accumulated a deficit of $309,347 since inception. Further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU amends ASC 350, “Intangibles — Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not believe adoption of this guidance will have a material impact on its consolidated financial statements.

Note 5

Related Party Transactions

As of September 30, 2012 and 2011, related parties have loaned the company $100,613 and $66,761 for operational expenses.  These notes are on demand notes and bear an interest rate of 10%. As of September 30, 2012 and 2011, no loans have been repaid. Related parties advanced the Company funds totaling over $33,800 for the year ended September 20, 2012.

Note 6

Capital Stock

The total number of shares authorized to be issued by the Company is 100,000,000 common shares with a par value of $0.001 and 10,000,000 preferred shares with a par value of $0.001.  There are 4,049,000 shares issued and outstanding as of September 30, 2012 and 2011.

As of September 30, 2012 and 2011, the Company has not granted any stock options or recorded any stock-based compensation.

Note 7

      Income Taxes

The Company has a deferred tax asset of approximately $100,000 and a 100% allowance against that deferred tax asset. The deferred tax asset arises from the operating losses the Company has sustained since inception and management does not foresee a time that the deferred tax asset will be realized. The operating losses expire beginning in 2025.

Note 8

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

Date: December 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRUCE THOMSEN Bruce Thomsen	President, Secretary, Chief Financial Officer, and Sole Director (Principal Executive Officer) (Principal Accounting Officer)	December 12, 2012