Form 10-Q
period 2012-12-31
PACIFIC SOFTWARE, INC.
filed 2013-02-13
CIK 1400732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Yes   X .   No       .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  4,049,000 shares of common stock issued and outstanding at December 31, 2012.

PACIFIC SOFTWARE, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED June 30, 2012

INDEX

A Note About Forward-Looking Statements

2

PART I – FINANCIAL INFORMATION

3

Item 1 – Financial Statements (Unaudited)

3

Condensed Balance Sheets – December 31, 2012 (Unaudited) and September 30, 2012

3

Condensed Statements of Operations (Unaudited) – For the three month periods ended December 31, 2012 and 2011, and from October 12, 2005 (inception) to December 31, 2012

4

Condensed Statements of Cash Flows (Unaudited) – For the three month periods ended December 31, 2012 and 2011, and from October 12, 2005 (inception) to December 31, 2012

5

Notes to the Condensed Financial Statements (Unaudited)

6

Item 2 – Management’s Discussion and Analysis of Financial Condition or Results of Operations

11

Item 4T – Controls and Procedures

12

PART II – OTHER INFORMATION

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PACIFIC SOFTWARE INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	unaudited	audited

ASSETS
Current
Cash	$0	$0
Prepaid expenses	0	0
Equipment – Note 4	0	0
Technology rights – Note 5	0	0

	$0	$0

LIABILITIES
Current
Accounts payable and accrued liabilities	$51,220	$49,090
Accrued interest - related party	15,295	12,754
Due to related party – Notes 5 and 7	112,817	100,614

	179,332	162,458

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock – Note 6 Authorized: 100,000,000 common shares authorized, $0.001 par value 10,000,000 preferred shares, $0.001 par value Issued and outstanding 4,049,000 common shares (September 30, 2010 – 4,049,000)	4,049	4,049
Additional paid-in capital	142,841	142,841
Share subscriptions receivable	0	0
Deficit accumulated during the development stage	(326,222)	(309,348)

Total Stockholders' Equity	(179,332)	(162,458)

Total Liabilities and Stockholders' Equity	$0	$0

Going concern – Note 1

PACIFIC SOFTWARE INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			October 12, 2005
	Three months ended		(inception)
	December 31,		to December 31,
	2012	2011	2012
Expenses
Depreciation	$0	$0	$532
Impairment of technology rights	0	0	14,151
Interest	2,540	1,649	17,501
Management fees	0	1,000	26,685
Office and general	0	0	6,690
Professional fees	14,205	15,980	236,185
Transfer and filing fees	130	2,233	19,228
Website development	0	0	5,250

Net loss	$16,875	$20,862	$326,222

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding – basic and diluted	4,049,000	4,049,000

PACIFIC SOFTWARE INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			October 12, 2005
	Three months ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
Operating Activities
Net loss	$(16,875)	$(20,862)	$(326,222)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts Payable	2,130	8,980	51,220
Depreciation	0	0	1,060
Impairment of technology rights	0	0	0
Management fees accrued	0	(1,000)	0
Subscriptions receivable	0	0	0
Rounding errors	0	0	0
Change in non-cash working capital items	2,540	3,649	15,295
Change in Related Party notes	0	0	35,105
Non-cash expenses	0	0	0
Increase in prepaid expenses	0	(2,000)	0

	(12,205)	(11,233)	(223,542)

Investing Activities
Purchase of equipment	0	0	(1,060)

	0	0	(1,060)

Financing Activities
Proceeds from issuance of common stock	0	0	142,115
Advances from (repayments to) related party	12,205	11,233	37,541
Cash used in settlement of promissory note	0	0	44946

	12,205	11,233	224,602

Increase (decrease) in cash	0	0	0

Cash, beginning	0	0	0

Cash, ending	$0	$0	$0

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$0	$0	$2,074

Income taxes	$0	$0	$0

PACIFIC SOFTWARE INC.

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

December 31, 2012

Note 1

Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at December 31, 2012, the results of operations and cash flows for the three months ended December 31, 2012 and 2011 and date of inception (October 12, 2005) to December 31, 2012. The balance sheet as of September 30, 2012 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended December 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2013.

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

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $326,322 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Note 4

Equipment

In December 2009, the Company had a change of control.  The departing CEO retained the assets he contributed to the Company in exchange for negation of debt to him.  As of December 31, 2009 and 2008, equipment consists of the following:

	December 31,	December 31,
	2012	2011

Computer equipment	$0	$0
Less: Accumulated depreciation	(0)	(0)

	$0	$0

Note 5

Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008, the Company repaid the promissory note.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1. (2008 - $14,152).  As of December 31, 2009, the technology rights were deeded back to the departing CEO in exchange for forgiveness of indebtedness.  As of December 31, 2012, there are no technology rights in the Company.

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

As of December 31, 2012, the Company has not granted any stock options or recorded any stock-based compensation.

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

As of the three months ended December 31, 2012 and 2011, related parties made cash payments on behalf of the Company of $14,205 and $11,233 respectively.

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

General.

We were formed as Pacific Mining, Inc., a Nevada corporation, on October 12, 2005. On November 28, 2006, we changed our name to Pacific Software, Inc. and were engaged in the business of developing and marketing a large file transfer software package named LargeFilesASAP. In December 2009, our management changed, and the new management discontinued our business of developing and marketing LargeFilesASAP.

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

Results of Operations for the Three-Month Periods Ended December 31. 2012 and December 31, 2011.

We did not generate any revenue for the three-month period ended December 31, 2012 or for the same period in 2011. Our expenses were $16,875 for the three-month period ended December 31, 2012, compared to $20,862 for the same period in 2011. From inception to December 31, 2012, our expenses were $326,222. Our expenses primarily consisted of professional fees, interest and transfer and filing fees in the current period as opposed to professional fees, management fees and transfer, filing and website development fees in the prior period.

Liquidity and Capital Resources.

At December 31, 2012, we had no cash and our total current liabilities consisted of $179,332 in accounts payable and accrued liabilities, of which $128,112 (including $15,295 in interest) was due to a related party for operational expenses and $51,220 was due to various other third parties. We do not anticipate any capital expenditures in the next 12 months.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC SOFTWARE, INC.

(Registrant)

February 12, 2013	/s/Bruce Thomsen
Bruce Thomsen
President, Secretary, and Director

13