Form 10-Q
period 2013-03-31
PACIFIC SOFTWARE, INC.
filed 2013-05-15
CIK 1400732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(905)-833-9845
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  . No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer	☐.	Accelerated filer	☐.
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑. No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,049,000 shares of common stock issued and outstanding at March 31, 2013.

PACIFIC SOFTWARE, INC.
FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2013

INDEX

A Note About Forward-Looking Statements	2

PART I – FINANCIAL INFORMATION	3

Item 1 – Financial Statements (Unaudited)	3

Condensed Balance Sheets – March 31, 2013 (Unaudited) and September 30, 2012	3

Condensed Statements of Operations (Unaudited) – For the three and six month periods ended March 31, 2013 and 2012 and from October 12, 2005 (inception) to March 31, 2013	4

Condensed Statements of Cash Flows (Unaudited) – For the three and six month periods ended March 31, 2013 and 2012 and from October 12, 2005 (inception) to March 31, 2013	5

Notes to the Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition or Results of Operations	11

Item 4T – Controls and Procedures	12

PART II – OTHER INFORMATION	13

Item 6 – Exhibits	13

Signatures	14

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

Pacific Software Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2013 (Unaudited)	September 30, 2012 (Audited)

ASSETS
Current
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current
Accounts payable and accrued liabilities	$58,611	$49,090
Accrued interest – related parties	18,105	12,754
Due to related parties – Notes 5 and 7	122,318	100,614
Total current liabilities	199,034	162,458

Total liabilities	199,034	162,458

SHAREHOLDERS’ DEFICIENCY
Common stock – Note 6 Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares authorized, $0.001 par value
4,049,000 common shares issued and outstanding at March 31, 2013 and September 30, 2012	4,049	4,049
Additional paid-in capital	142,841	142,841
Deficit accumulated during the development stage	(345,924)	(309,348)
Total shareholders’ (deficiency)	(199,034)	(162,458)

Total liabilities and shareholders’ deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

Pacific Software Inc.
(A Development Stage Company)
Unaudited Statement of Operations

	For the Three Months Ended		For the Six Months Ended		For the Period from October 12, 2005 (Date of Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013

Expenses
Depreciation	$-	$-	$-	$-	$532
Impairment of technology rights	-	-	-	-	14,151
Interest	2,810	1,644	5,351	3,293	20,311
Management and consultant fees	7,500	367	7,500	1,367	34,185
Office and general	-	-	-	-	6,690
Professional fees	9,205	4,766	23,410	20,746	245,390
Transfer and filing fees	185	1,385	315	3,618	19,413
Website development	-	-	-	-	5,250

Total expenses	19,700	8,162	36,576	29,024	345,922

Net (loss)	$(19,700)	$(8,162)	$(36,576)	$(29,024)	$(345,922)

(Loss) per weighted average number of shares outstanding during the period (basic and diluted)	$(0.005)	$(0.002)	$(0.009)	$(0.007)

Weighted average number of shares outstanding during the period (basic and diluted)	4,049,000	4,049,000	4,049,000	4,049,000

The accompanying notes are an integral part of these unaudited financial statements

Pacific Software Inc.
(A Development Stage Company)
Unaudited Statements of Cash Flows

	For the Six Months Ended		For the Period from October 12, 2005 (Date of Inception) to
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(36,576)	$(29,024)	$(345,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	9,521	8,131	58,611
Depreciation	-	-	1,060
Changes in non-cash working capital items	5,351	3,293	18,105
Change in related party notes	-	-	35,105
Net cash used in operating activities	(21,704)	(17,600)	(233,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(1,060)
Net cash provided by investing activities	-	-	(1,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	142,115
Advances from related party	21,704	17,600	47,041
Cash used in settlement of promissory note	-	-	44,946
Net cash provided by financing activities	21,704	17,600	234,102

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of period	$-	$-	$-

Cash and cash equivalents at end of period	$-	$-	$-

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-	$2,074
Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
March 31, 2013

Note 1            Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2013, the results of operations and cash flows for the three and six months ended March 31, 2013 and 2012 and date of inception (October 12, 2005) to March 31, 2013. The balance sheet as of September 30, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended March 31, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2013.

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

Recent Developments

On March 15, 2013, John G. Simmonds was appointed as a director of the Company and on April 15, 2013, Mr. Simmonds was appointed as Chairman, CEO and President of the Corporation.

On April 15, 2013, Henry J. Kloepper was appointed as a member of the board of directors of the Company and Carrie J. Weiler was appointed as a member of the board of directors and corporate secretary of the Company. Also on April 15, 2013, the Company accepted the resignation of Bruce Thomsen as President, Secretary and Director.

On May 9, 2013, entered into an agreement to acquire all of the outstanding shares of A & F Conveyors Limited, o/a A & F Industries (collectively referred to as “A & F”), a metal fabrication company based near Toronto, Canada.

Under the terms of the agreement, Pacific Software will issue nine million common shares and three million common share warrants (with vesting requirements and terms to be agreed upon) in exchange for 100% of the shares of A & F.   There are currently 4,049,000 issued and outstanding shares of Pacific.  Upon completion of the share exchange and issuance of the 9,000,000 common shares to the shareholders of A&F, Pacific will have 13,049,000 common shares issued and outstanding.

The closing of the transaction is subject to completion of the transaction documents, audit of A & F, and any regulatory approvals.  Closing is anticipated to occur on or before June 14, 2013

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $345,924 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Newly Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a significant impact on its results of operations, financial condition or cash flow.

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

In December 2009, the company had a change of control.  The departing CEO retained the assets he contributed to the company in exchange for negation of debt to him

Note 5	Technology Rights

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1. (2008 - $14,152).  As of December 31, 2009, the technology rights were deeded back to the departing CEO in exchange for forgiveness of indebtedness.  As of March 31, 2013, there are no technology rights in the company.

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

On December 5, 2009, the company received back and cancelled 3,840,000 from the former president.  Also on December 5, 2009, the company issued 3,840,000 shares of restricted stock to 5 related parties, at par value

As at March 31, 2013 and September 30, 2012, the Company had 4,049,000 common shares issued and outstanding.  The Company issued no shares during the six month period ended March 31, 2013.

As of March 31, 2013, the company has not granted any stock options or recorded any stock-based compensation.

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

During the six months ending March 31, 2013 and 2012, related parties made cash payments on behalf of the company of $21,700 and $17,600 respectively.

Note 8	Subsequent Events

On April 15, 2013, Henry J. Kloepper was appointed as a member of the board of directors of the Company and Carrie J. Weiler was appointed as a member of the board of directors and corporate secretary of the Company. Also on April 15, 2013, the Company accepted the resignation of Bruce Thomsen as President, Secretary and Director.

On May 9, 2013, the Company entered into an agreement to acquire all of the outstanding shares of A & F Conveyors Limited, o/a A & F Industries (collectively referred to as “A & F”), a metal fabrication company based near Toronto, Canada.

Under the terms of the agreement, Pacific Software will issue nine million common shares and three million common share warrants (with vesting requirements and terms to be agreed upon) in exchange for 100% of the shares of A & F.   There are currently 4,049,000 issued and outstanding shares of Pacific.  Upon completion of the share exchange and issuance of the 9,000,000 common shares to the shareholders of A&F, Pacific will have 13,049,000 common shares issued and outstanding.

The closing of the transaction is subject to completion of the transaction documents, audit of A & F, and any regulatory approvals.  Closing is anticipated to occur on or before June 14, 2013

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation.

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  Subsequent to the six month period ended March 31, 2013, the Company entered into an agreement to acquire all of the outstanding shares of A & F Conveyors Limited, o/a A & F Industries (collectively referred to as “A & F”), a metal fabrication company based near Toronto, Canada.  Established in 1967, A & F is a partner to numerous industries supplying equipment for Water Treatment, Wastewater Treatment, Pulp and Paper, Mining, Nuclear, Energy, Food, Biofuel and recently the addition of Waste Equipment.

The closing of the transaction is subject to completion of the transaction documents, audit of A & F, and any regulatory approvals.  Closing is anticipated to occur on or before June 14, 2013.

Results of Operations for the Three-Month Periods Ended March 31, 2013 and March 31, 2012.

We did not generate any revenue for the three-month period ended March 31, 2013 or for the same period in 2012. Our expenses were $19,700 for the three-month period ended March 31, 2013, compared to $8,162 for the same period in 2012. From inception to March 31, 2013, our expenses were $345,922. Our expenses primarily consisted of professional fees, a consulting fee, interest and transfer and filing fees in the current period compared to professional fees, management fees and transfer and filing in the prior period.  The increase of expenses of $11,538 is primarily attributed to an increase in legal fees and a onetime consultant fee related to the agreement entered into with A & F.

Results of Operations for the Six-Month Periods Ended March 31, 2013 and.

We did not generate any revenue for the six-month period ended March 31, 2013 or for the same period in 2012. Our expenses were $36,576 for the six-month period ended March 31, 2013, compared to $29,024 for the same period in 2012. Our expenses primarily consisted of professional fees, a consulting fee, interest and transfer and filing fees in the current period compared to professional fees, management fees and transfer and filing in the prior period.  The increase of expenses of $7,552 is primarily attributed to a onetime consultant fee related to the agreement entered into with A & F.

Liquidity and Capital Resources.

At March 31, 2013, we had no cash and our total current liabilities consisted of $199,034 in accounts payable and accrued liabilities, of which $140,423 (including $18,105 in interest) was due to a related party for operational expenses and $58,611 was due to various other third parties.

At March 31, 2013, the Company had negative working capital of $199,034 and an accumulated deficit during development stage of $345,924.

For the six month period ended March 31, 2013, the Company used $21,704 in operating activities to fund administrative activities and was provided $21,704 from financing activities as the result of a related party making payments on behalf of the Company.

Satisfaction of Our Cash Obligations for the Next 12 Months

Our financial statements have been prepared assuming that we will continue as a going concern. The Company intends to raise funds either through issuance of notes payable or the sale of its shares. to meet the anticipated cash requirements for operations, funding our growth plans and repayment of debt obligations over the next few quarters.  No assurances can be made that these funds will be available on a timely basis or on terms acceptable to the Company.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is in doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations.

Off-Balance Sheet Arrangements.

At March 31, 2013, we do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC SOFTWARE, INC.
(Registrant)

May 15, 2013	/s/John G. Simmonds
John G. Simmonds
Chairman, CEO and President