Form 10-Q
period 2013-06-30
PACIFIC SOFTWARE, INC.
filed 2013-08-14
CIK 1400732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☑. No ☐.

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,419,000 shares of common stock issued and outstanding at August 12, 2013.

PACIFIC SOFTWARE, INC.
FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2013

INDEX

A Note About Forward-Looking Statements	2

PART I – FINANCIAL INFORMATION	3

Item 1 – Financial Statements (Unaudited)	3

Condensed Balance Sheets – June 30, 2013 (Unaudited) and September 30, 2012	3

Condensed Statements of Operations (Unaudited) – For the three and nine month periods ended June 30, 2013 and 2012 and from October 12, 2005 (inception) to June 30, 2013	4

Condensed Statements of Cash Flows (Unaudited) – For the three and nine month periods ended June 30, 2013 and 2012 and from October 12, 2005 (inception) to June 30, 2013	5

Notes to the Condensed Financial Statements (Unaudited)	6

Item 2 – Management’s Discussion and Analysis of Financial Condition or Results of Operations	11

Item 4T – Controls and Procedures	13

PART II – OTHER INFORMATION	14

Item 6 – Exhibits	14

Signatures	15

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

Pacific Software Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2013 (Unaudited)	September 30, 2012 (Audited)

ASSETS
Current
Cash	$-	$-
Funds held on behalf of the company - Note 8	591,535

Total assets	$591,535	$-

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current
Accounts payable and accrued liabilities	$67,370	$49,090
Accrued interest – related parties	21,154	12,754
Due to related parties – Note 8	122,318	100,614
Total current liabilities	210,842	162,458

Total liabilities	210,842	162,458

SHAREHOLDERS’ DEFICIENCY
Common stock – Note 6 Authorized:
100,000,000 common shares authorized, $0.001 par value
10,000,000 preferred shares authorized, $0.001 par value
4,979,000 common shares issued and outstanding at June 30, 2013 and September 30, 2012	4,979	4,049
Additional paid-in capital	403,411	142,841
Shares to be issued – Note 7	343,950	-
Deficit accumulated during the development stage	(371,647)	(309,348)
Total shareholders’ (deficiency)	380,693	(162,458)

Total liabilities and shareholders’ deficiency	$591,535	$-

The accompanying notes are an integral part of these unaudited financial statements

Pacific Software Inc.
(A Development Stage Company)
Unaudited Statement of Operations

	For the Three Months Ended			For the Nine Months Ended		For the Period from October 12, 2005 (Date of Inception) to June 30, 2013
	June 30, 2013		June 30, 2012	June 30, 2013	June 30, 2012

Expenses
Depreciation	$		$-	$-	$-	$532
Impairment of technology rights			-	-	-	14,151
Interest		3,050	2,072	8,401	5,365	23,362
Management and consultant fees		10,500	-	18,000	1,367	44,685
Office and general		30	104	30	104	6,720
Professional fees		4,594	4,438	28,004	25,184	249,984
Transfer and filing fees		7,550	1,120	7,865	4,738	26,963
Website development		-	-	-	-	5,250

Total expenses		25,724	7,734	62,300	36,758	371,647

Net (loss)		$(25,724)	$(7,734)	$(62,300)	$(36,758)	$(371,647)

(Loss) per weighted average number of shares outstanding during the period (basic and diluted)		$(0.006)	$(0.002)	$(0.014)	$(0.009)

Weighted average number of shares outstanding during the period (basic and diluted)		4,645,044	4,049,000	4,314,934	4,049,000

The accompanying notes are an integral part of these unaudited financial statements

Pacific Software Inc.
(A Development Stage Company)
Unaudited Statements of Cash Flows

	For the Nine Months Ended		For the Period from October 12, 2005 (Date of Inception) to June 30, 2013
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,300)	$(36,758)	$(371,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable	28,780	6,800	67,370
Depreciation	-	-	1,060
Prepaid expenses	-	1,000
Changes in non-cash working capital items	8,401	5,365	21,155
Rounding		(1)	-
Net cash used in operating activities	(25,119)	(23,594)	(282,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	(591,535)	-	(591,535)
Purchase of equipment	-	-	(1,060)
Net cash provided by investing activities	(591,535)	-	(592,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	251,000	-	403,615
Proceeds from stock subscriptions	343,950	-	343,950
Advances from related party	21,704	23,594	82,146
Cash used in settlement of promissory note	-	-	44,946
Net cash provided by financing activities	616,654	23,594	874,657

Net increase in cash and cash equivalents	-	-	-

Cash and cash equivalents at beginning of period	$-	$-	$-

Cash and cash equivalents at end of period	$-	$-	$-

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$-	$-	$2,074
Cash paid for taxes	$-	$-	$-

During the nine months ended June 30, 2013, the Company settled a commission payable of $10,500 with the issuance of 30,000 shares valued at $0.35.

During the nine months ended June 30, 2012, the Company had no non-cash activities.

The accompanying notes are an integral part of these unaudited financial statements

PACIFIC SOFTWARE INC.
(A Development Stage Company)
Notes to Unaudited Condensed Financial Statements
June 30, 2013

Note 1	Nature and Continuance of Operations

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Pacific Software, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2013, the results of operations and cash flows for the three and nine months ended June 30, 2013 and 2012 and date of inception (October 12, 2005) to June 30, 2013. The balance sheet as of September 30, 2012 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended June 30, 2013 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2013.

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

Under the terms of the agreement, Pacific Software will issue nine million common shares and three million common share warrants (with vesting requirements and terms to be agreed upon) in exchange for 100% of the shares of A & F.   There are currently 4,979,000 issued and outstanding shares of Pacific.  Upon completion of the share exchange and issuance of the 9,000,000 common shares to the shareholders of A&F, Pacific will have 13,979,000 common shares issued and outstanding.

The closing of the transaction is subject to completion of the transaction documents, audit of A & F, and any regulatory approvals.  Closing is anticipated to occur on or before September 30, 2013

Going Concern

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $371,647 since inception and further losses are anticipated in developing the Company’s business plans.  The ability to continue as a going concern is dependent upon raising the necessary capital to develop its business, to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately upon generating profitable operations.  The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Pursuant to an Assignment Agreement dated October 30, 2006 (the “Agreement”), the Company acquired from the president of the Company a 100% undivided right in and to a LargeFilesASAP software package, all rights, title and interest in and to the LargeFilesASAP.com domain, and all intellectual property rights related to LargeFilesASAP products and trademarks for $14,152 (CAD$15,900).  The $14,152 was paid by way of a promissory note bearing interest at 8% per annum and payable on demand.  During the year ended September 30, 2008 the Company repaid the promissory note.  During the year ended September 30, 2009, the Company recorded an impairment in value of $14,151 resulting in the technology rights having a carrying value of $1. (2008 - $14,152).  As of December 31, 2009, the technology rights were deeded back to the departing CEO in exchange for forgiveness of indebtedness.  As of June 30, 2013, there are no technology rights in the company.

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

As at September 30, 2012, the Company had 4,979,000 common shares issued and outstanding.

During the nine month period ended June 30, 2013, the Company issued:

●	350,000 common shares valued at $0.10 per share for proceeds of $35,000
●	104,000 common shares valued at $0.25 per share for proceeds of $26,000
●	208,000 common shares valued at $0.341 per share for proceeds of $71,000
●	238,000 common shares valued at $0.50 per share for proceeds of $119,000
●	30,000 common shares valued at $0.35 per shares to settle fees owing in the amount of $10,500

As of June 30, 2013, the company has not granted any stock options or recorded any stock-based compensation.

Note 7	Shares To Be Issued

At June 30, 2013 the Company had $343,950 in unissued share liability consisting of the following:

●	The Company received $195,000 in cash for the purchase of 390,000 shares at $0.50, all but 20,000 of these shares were issued in July 2013;
●	The Company received $10,000 in cash for the purchase of 40,000 shares at $0.25, these shares were issued in July 2013;

●	The Company received $138,950 in cash for the purchase of 395,000 shares at $0.35, these shares have not yet been issued.

Note 8	Related Party Transactions

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

During the nine months ending June 30, 2013 and 2012, related parties made cash payments on behalf of the company of $21,704 and $17,600 respectively.

As at June 30, 2013, the Company did not yet have a bank account.  As a result, the Company utilized the bank account of a related party by virtue of a common officer and director.  All proceeds received from the sale of stock and stock subscriptions were deposited into the related party’s bank account.  The related party made payments on behalf of the Company to settle outstanding accounts payable. As a result, the related party owed the Company a net amount of $591,535 at June 30, 2013.  Subsequent to June 30, 2013 the Company has opened a bank account and plans to settle the amounts owing from the related party.

Note 9	Subsequent Events

Subsequent to June 30, 2013, 410,000 of the 825,000 shares to be issued have been issued, $148,950 in unissued share liability remains on the books.  Subsequent to June 30, 2013, the Company received $80,000 in cash for the purchase of 160,000 common shares valued at $0.50, of the shares purchased, 70,000 of these shares remain unissued.

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

Plan of Operation.

We are a start-up, development stage corporation and have not yet generated or realized any revenues from our business operations.  During the period ended June 30, 2013, the Company entered into an agreement to acquire all of the outstanding shares of A & F Conveyors Limited, o/a A & F Industries (collectively referred to as “A & F”), a metal fabrication company based near Toronto, Canada.  Established in 1967, A & F is a partner to numerous industries supplying equipment for Water Treatment, Wastewater Treatment, Pulp and Paper, Mining, Nuclear, Energy, Food, Biofuel and recently the addition of Waste Equipment.

The closing of the transaction is subject to completion of the transaction documents, audit of A & F, and any regulatory approvals.  Closing is anticipated to occur on or before September 30, 2013.

Results of Operations for the Three-Month Periods Ended June 30, 2013andJune 30, 2012.

We did not generate any revenue for the three-month period ended June 30, 2013 or for the same period in 2012. Our expenses were $25,724 for the three-month period ended June 30, 2013, compared to $7,734 for the same period in 2012. From inception to June 30, 2013, our expenses were $371,647. Our expenses primarily consisted of professional fees,  consulting fees, interest and transfer and filing fees in the current period compared to professional fees, management fees and transfer and filing in the prior period.  The increase of expenses of $17,990 is primarily attributed to an increase in filing fees and a onetime commission of $10,500.

Results of Operations for the Nine-Month Periods Ended June 30, 2013and June 30, 2012.

We did not generate any revenue for the nine-month period ended June 30, 2013 or for the same period in 2012. Our expenses were $62,300 for the nine-month period ended June 30, 2013, compared to $36,758 for the same period in 2012. Our expenses primarily consisted of professional fees, a consulting fee, interest and transfer and filing fees in the current period compared to professional fees, management fees and transfer and filing in the prior period.  The increase of expenses of $25,542 is primarily attributed to a onetime consultant fee related to the agreement entered into with A & F, a onetime commission of $10,500, and an increase in filing fees.

Liquidity and Capital Resources.

At June 30, 2013, we had no cash and $591,535 due from related parties.  As at June 30, 2013, the Company did not yet have a bank account.  As a result, the Company utilized the bank account of a related party by virtue of a common officer and director.  All proceeds received from the sale of stock and stock subscriptions were deposited into the related party’s bank account.  The related party made payments on behalf of the Company to settle outstanding accounts payable.

Total current liabilities at June 30, 2013 consisted of $210,842 in accounts payable and accrued liabilities, of which $143,472 (including $21,154 in interest) was due to a related party for operational expenses and $67,370 was due to various other third parties.

At June 30, 2013, the Company had working capital of $380,693 and an accumulated deficit during development stage of $371,647.

For the nine month period ended June 30, 2013, the Company used $35,619 in operating activities to fund administrative activities and was provided $627,154 from financing activities of which $591,535 is owing from a related party due to the Company`s temporary use of the related party`s bank account.

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

Off-Balance Sheet Arrangements.

At June 30, 2013, we do not have any off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PACIFIC SOFTWARE, INC.
(Registrant)

August 14, 2013	/s/John G. Simmonds
John G. Simmonds
Chairman, CEO and President

